Form 10-Q
period 2021-09-25
Sovos Brands, Inc.
filed 2021-11-09
CIK 1856608

note

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-40837

Sovos Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5119352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Centennial Parkway, Suite 200

Louisville, CO 80027

(Address of principal executive offices) (zip code)

(720) 316-1225

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SOVO	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, there were 100,892,547 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 2021

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	September 25, 2021	December 26, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,115	$37,026
Accounts receivable, net	80,269	60,996
Inventories	60,277	47,069
Prepaid expenses and other current assets	10,965	4,388
Total current assets	194,626	149,479
Property and equipment, net	56,558	59,481
Operating lease right-of-use assets	16,267	—
Goodwill	437,451	437,290
Intangible assets, net	471,465	491,895
Other long-term assets	6,934	6,681
TOTAL ASSETS	$1,183,301	$1,144,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,597	$31,170
Accrued expenses	60,414	65,101
Current portion of long-term debt	5,897	3,818
Operating lease liabilities	3,176	—
Total current liabilities	103,084	100,089
Long-term debt, net of debt issuance costs	768,923	360,046
Deferred income taxes	81,248	74,733
Long-term operating lease liabilities	18,089	—
Other long-term liabilities	1,413	13,257
TOTAL LIABILITIES	972,757	548,125

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 74,058,447 and 74,058,447 shares issued and outstanding as of September 25, 2021 and December 26, 2020, respectively	74	74
Stockholder's note receivable	—	(6,000)
Additional paid-in-capital	256,470	654,386
Accumulated deficit	(46,000)	(51,759)
TOTAL STOCKHOLDERS’ EQUITY	210,544	596,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,183,301	$1,144,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$178,733	$136,928	$529,942	$398,336
Cost of sales	128,878	91,263	368,642	265,989
Gross profit	49,855	45,665	161,300	132,347
Selling general, and administrative expenses	31,189	33,311	91,367	83,510
Depreciation and amortization expenses	7,236	6,051	21,631	17,923
Loss on extinguishment of debt	—	—	9,717	—
Operating income	11,430	6,303	38,585	30,914
Interest expense	12,547	4,293	24,613	14,912
Income (loss) before income taxes	(1,117)	2,010	13,972	16,002
Income tax (expense) benefit	(3,497)	226	(8,213)	(4,698)
Net income (loss)	$(4,614)	$2,236	$5,759	$11,304
Earnings (loss) per share:
Basic	$(0.06)	$0.03	$0.08	$0.15
Diluted	$(0.06)	$0.03	$0.08	$0.15
Weighted average shares outstanding:
Basic	74,058,447	74,058,719	74,058,447	74,058,644
Diluted	74,058,447	76,394,135	74,058,453	76,259,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at June 26, 2021	74,058,447	$74	$—	$255,491	$(41,386)	$214,179
Equity-based compensation expense	—	—	—	979	—	979
Net income	—	—	—	—	(4,614)	(4,614)
Balance at September 25, 2021	74,058,447	$74	$—	$256,470	$(46,000)	$210,544

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$596,701
Proceeds from stockholder's note receivable	—	—	6,000	—	—	6,000
Equity-based compensation expense	—	—	—	2,084	—	2,084
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	(400,000)
Net income	—	—	—	—	5,759	5,759
Balance at September 25, 2021	74,058,447	$74	$—	$256,470	$(46,000)	$210,544

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at June 27, 2020	74,058,447	$74	$(6,000)	$653,445	$(53,516)	$594,003
Equity-based compensation expense	—	—	—	483	—	483
Net income	—	—	—	—	2,236	2,236
Balance at September 26, 2020	74,058,447	$74	$(6,000)	$653,928	$(51,280)	$596,722

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 28, 2019	74,058,747	$74	$(6,000)	$652,507	$(62,584)	$583,997
Equity-based compensation expense	—	—	—	1,456	—	1,456
Cash contributions to Ultimate Parent	(300)	—	—	(35)	—	(35)
Net income	—	—	—	—	11,304	11,304
Balance at September 26, 2020	74,058,447	$74	$(6,000)	$653,928	$(51,280)	$596,722

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	39 Weeks Ended
	September 25, 2021	September 26, 2020
Operating activities
Net income	$5,759	$11,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,302	24,747
Equity-based compensation expense	2,084	1,456
Deferred income taxes	6,516	4,207
Amortization of debt issuance costs	1,566	1,253
Non-cash operating lease expense	1,683	—
Loss on sale/disposal of property and equipment	54	407
Loss on extinguishment of debt	9,717	—
Other	229	1,074
Changes in operating assets and liabilities:
Accounts receivable, net	(18,931)	(10,387)
Inventories	(13,642)	(4,088)
Prepaid expenses and other current assets	(6,588)	(630)
Other long-term assets	396	(66)
Accounts payable	2,582	1,810
Accrued expenses	649	19,993
Other long-term liabilities	12	1,704
Operating lease liabilities	(2,083)	—
Net cash provided by operating activities	18,305	52,784
Investing activities
Purchases of property and equipment	(5,111)	(2,905)
Net cash used in investing activities	(5,111)	(2,905)
Financing activities
Contributions to Ultimate Parent	—	(35)
Payments of debt issuance costs	(3,046)	—
Proceeds from long-term debt	769,136	—
Repayments of long-term debt	(374,146)	(1,400)
Repayments of capital lease obligations	(49)	(93)
Proceeds from revolver	—	42,500
Repayments of revolver	—	(42,500)
Proceeds from stockholder's note receivable	6,000	—
Contingent earnout consideration paid	(5,000)	—
Dividend paid	(400,000)	—
Net cash used in financing activities	(7,105)	(1,528)
Cash and cash equivalents
Net increase in cash and cash equivalents	6,089	48,351
Cash and cash equivalents at beginning of period	37,026	30,681
Cash and cash equivalents at end of period	$43,115	$79,032

	39 Weeks Ended
	September 25, 2021	September 26, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$18,603	$12,874
Cash paid for taxes	2,236	364
Proceeds from income tax refunds	(44)	(1,798)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$21,711	$—
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	1,638	—
Acquisition of property and equipment through tenant improvement allowance	—	822
Acquisition of property and equipment not yet paid	43	65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview

Sovos Brands, Inc. and its subsidiaries (the “Company,” “we,” “our”) is a consumer-packaged food company that creates value for its stockholders through acquisition and executive management of brands in the food industry. On September 22, 2021, Sovos Brands, Inc. priced its initial public offering (the “IPO”) of 23,334,000 shares of its common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase up to an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. In conjunction with the IPO, the Company became actively traded on the Nasdaq Global Select Market (“NASDAQ”) listed under the trade symbol of “SOVO.” Upon the closing of the IPO on September 27, 2021, the Company issued 23,334,000 shares of its common stock and received approximately $263.2 million, net of underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, net of underwriting discounts and commissions. See Note 18. Subsequent Events for more information.

Prior to the IPO, Sovos Brands Limited Partnership (the “Ultimate Parent” or the “Limited Partnership”) owned 100% of Sovos Brands, Inc., which owns 100% of Sovos Brands Holdings, Inc., which owns 100% of Sovos Brands Intermediate, Inc. (“Sovos Intermediate”). Sovos Brands Intermediate, Inc. has four wholly-owned operating subsidiaries: Rao’s Specialty Foods, Inc. (“Rao’s”); Bottom Line Food Processors, Inc. doing business as Michael Angelo’s Gourmet Foods, Inc. (“Michael Angelo’s”); Noosa Yoghurt, LLC (“Noosa”); and Birch Benders, LLC (“Birch Benders”). Through its wholly-owned operating subsidiaries, the Company produces and distributes food products in various locations throughout the United States. The Company was founded on January 17, 2017 and has its executive headquarters in Louisville, Colorado.

The unaudited condensed consolidated financial statements include the accounts of Sovos Brands, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our,” “Sovos Brands” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries.

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in December of each year.

Description of Business

Sovos Brands, Inc. is a consumer-packaged food company that is focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrees, yogurts, pancake and waffle mixes, other baking mixes, and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, noosa, and Birch Benders which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable, making each of our brands “one-of-a-kind.” Our products are premium and made with simple, high-quality ingredients. Our people are at the center of all that we do. We empower our teams to lead with courage and tenacity, providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature.

The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended December 26, 2020, included in our Prospectus filed with the SEC on September 24, 2021 (“Prospectus”).

2. Summary of Significant Accounting Policies

Refer to Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Prospectus for a description of significant accounting policies that are not addressed below.

Dividends Paid

The Company does not have an established dividend policy. The Company’s board of directors (the “Board”) has sole authority to determine if and when dividends will be declared and on what terms. Dividend payments, if any, depend on the Company’s earnings, capital requirements, financial condition, excess availability under the Company’s lines of credit, market and economic conditions, and other factors considered relevant. The Company will record all dividends as a reduction to additional paid-in capital ("APIC"). Once APIC is reduced to zero, dividends will be recorded against retained earnings or accumulated deficit. See Note 13. Stockholders’ Equity for additional information on dividends paid.

Leasing Arrangements

Effective December 27, 2020, the Company adopted Accounting Standards Update 2016-02 (ASU 2016-02) which created a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 has been amended by various updates that amended and clarified the implementation of the standard.

In accordance with ASC 842, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use assets and lease obligations for its finance and operating leases with a term greater than 12 months, which are initially recognized based on the discounted future minimum lease payments over the term of the lease. The Company has elected the short-term practical expedient for short-term leases with an initial term of 12 months or less. As a result, the Company does not apply balance sheet recognition for these short-term leases and records aggregated lease expense.

The Company uses the implicit rate in the lease, if available, for calculating the present value of the lease payments. If the implicit rate is not readily determinable, the Company will use the applicable incremental borrowing rate in calculating the present value of the sum of the lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.

The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company recognizes interest expense and depreciation expense for finance leases. Depreciation expense for assets held under finance leases are computed using the straight-line method over the lease term or useful life for leases that contain a transfer of title or reasonably certain purchase option. The Company elected to combine lease and non-lease components for all asset classes.

The Company’s lease agreements may contain variable lease payments for increases in rental payment as a result of indexation and variable storage and shipping utilization, common area maintenance, property tax, and utility charges, which are excluded from the measurement of its right-of-use assets and lease liabilities and are recognized as variable payments in the period in which the obligation for those payments is incurred. The Company’s real estate leases include base rent escalation clauses. The majority of these are based on the change in a local consumer price or similar inflation index. Payments that may vary based on an index or rate are included in the measurement of our right-of-use assets and lease liabilities at the rate as of the commencement date with any subsequent changes to those payments being recognized as variable payments in the period in which they occur. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio. See Note 10. Leases for additional information on leases.

New Accounting Pronouncements and Policies

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB has subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021. Early adoption is permitted. These updates require an organization to recognize right-of-use assets and lease liabilities on the balance sheet and also disclose certain qualitative and quantitative information about leasing arrangements that allow the users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company early adopted ASU 2016-02 and all associated amendments on the first day of fiscal year 2021 (December 27, 2020) which includes, as allowed under ASU 2018-11, the ability to recognize a cumulative-effect adjustment through opening accumulated deficit as of the date of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical assessments of: (1) whether contracts are, or contain, leases, (2) lease classification and (3) initial direct costs. The Company did not elect the hindsight practical expedient. The Company elected a policy of not recording leases on its Condensed Consolidated Balance Sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company recognized operating right-of-use assets and operating lease liabilities of $16.3 million and $21.7 million, respectively, on the Condensed Consolidated Balance Sheets as of the date of adoption. The difference between the right-of-use assets and lease liabilities is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. There was no impact to opening accumulated deficit as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations, cash flows, and liquidity, and did not have a material impact on the Company’s covenant compliance under its existing credit agreement.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard effective December 27, 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends existing guidance to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted this standard effective December 27, 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. This ASU is effective for all entities for fiscal years beginning after December 15, 2020. The amendments of this ASU should be applied retrospectively. The Company adopted this standard effective December 27, 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements or result in any retrospective changes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-1, Reference Rate Reform (Topic 848), which added clarification of the scope of Topic 848 for certain derivative instruments. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of these ASUs through December 31, 2022. The Company does not anticipate the amendments in these ASUs to be material to its consolidated financial statements upon adoption.

3. Business Acquisitions

On October 23, 2020, the Company completed the purchase of 100% ownership interest in Birch Benders, a provider of pancake and waffle mix, and frozen waffles, whose products cater to a variety of lifestyles, including organic, plant-based, protein, paleo and keto alternatives. The acquisition diversified the Company’s consumer base and strengthened its presence in the breakfast and snacking categories. Consideration transferred for the transaction totaled $151.4 million, of which $146.4 million was paid with cash at closing, and $5.0 million contingent consideration was paid in May 2021 based on the achievement of specified operating results following completion of the acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values. Cash consideration for the acquisition was provided through borrowings under the Company’s credit facilities and cash and cash equivalents on-hand.

The consideration transferred for the transaction is summarized as follows:

(In thousands)
Cash consideration	$146,406
Contingent consideration	5,000
Consideration transferred	$151,406

The following table sets forth the final allocation of the Birch Benders acquisition consideration transferred to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

The final October 23, 2020 fair values are as follows:

(In thousands)
Accounts receivable, net	$6,184
Inventories	13,697
Other current assets	129
Property and equipment	94
Intangible assets	96,300
Other long-term assets	11
Accounts payable	(4,543)
Accrued expense and other liabilities	(2,518)
Total assets acquired and liabilities assumed	109,354
Goodwill	42,052
Total consideration transferred	$151,406

The final determination of the fair value of the assets acquired and liabilities assumed was completed during the quarter ended September 25, 2021. Since the initial preliminary estimates reported in the fourth quarter of 2020, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, accounts receivable acquired increased $253 thousand, inventories acquired decreased $167 thousand, other current assets acquired decreased $11 thousand, accounts payable assumed decreased $131 thousand and accrued expenses and other liabilities assumed increased $367 thousand. As a result of these adjustments, goodwill has increased $161 thousand.

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The final fair value determination of the assets acquired and liabilities assumed was completed prior to one year from the transaction completion, consistent with ASC 805, Business Combinations.

As a result of the acquisition of the Birch Benders business (the “Birch Benders Acquisition”), the Company recorded goodwill of $42.1 million. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and expected synergies gained from the acquisition to generate revenue growth and future market development. The Company determined that the goodwill resulting from the Birch Benders Acquisition is deductible for tax purposes.

Intangible assets include the tradename and customer relationships of Birch Benders. Tradename represents the estimated fair value of the acquired entity’s name and logo with which the products are associated. The Company estimated the fair value of the tradename using the Multi-Period Excess Earnings Method. Significant assumptions include forecasted brand revenue adjusted to exclude inventory sales, company EBITDA margins, tax depreciation, tax rate, contributory asset charges, and discount rate.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the avoided cost / lost profits method, a form of the income and cost approaches. Significant assumptions include forecast of revenues, cost of sales and operating expenses, and discount rate.

The final values assigned to tradename and customer relationships are $90.6 million and $5.7 million, respectively, and are amortized using the straight-line method over the estimated 20-year lives of the assets. The weighted average amortization period for the tradename and customer relationships is 20 years. See Note 7. Intangible Assets, Net for the estimated total intangible amortization expense during the next five years.

4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Rao’s	$101,118	$75,157	$299,632	$217,382
Noosa	41,712	38,308	124,298	115,002
Michael Angelo’s	22,090	23,463	59,687	65,952
Birch Benders	13,813	—	46,325	—
Total net sales	$178,733	$136,928	$529,942	$398,336

5. Inventories

Inventories consisted of the following:

(In thousands)	September 25, 2021	December 26, 2020
Finished goods	$49,206	$27,734
Raw materials and packaging supplies	11,071	19,335
Total inventories	$60,277	$47,069

6. Goodwill

Changes in the carrying value of Goodwill during the 39-week period ended September 25, 2021 were as follows:

(In thousands)	Goodwill
Balance as of December 26, 2020	$437,290
Purchase accounting adjustments (Note 3)	161
Balance as of September 25, 2021	$437,451

The change in Goodwill attributed to the acquisition of a business during the 39 weeks ended September 25, 2021 was the result of measurement period adjustments made to the acquisition method of accounting for the Birch Benders Acquisition as described in Note 3. Business Acquisitions.

There were no impairment charges related to goodwill during the 13 weeks or 39 weeks ended September 25, 2021 or September 26, 2020.

7. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	September 25, 2021
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$66,863	$146,137
Tradename	192,347	20,019	172,328
	405,347	86,882	318,465
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$86,882	$471,465

	December 26, 2020
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$53,461	$159,539
Tradename	192,347	12,991	179,356
	405,347	66,452	338,895
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$66,452	$491,895

Amortization expense related to intangible assets during the 13 weeks ended September 25, 2021 and September 26, 2020 was $6.8 million and $5.6 million, respectively. Amortization expense related to intangible assets during the 39 weeks ended September 25, 2021 and September 26, 2020 was $20.4 million and $16.8 million, respectively. There were no impairment charges related to intangible assets during the 13 weeks or 39 weeks ended September 25, 2021 and September 26, 2020.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2021	$6,810
2022	27,240
2023	27,240
2024	27,240
2025	27,240
2026 and thereafter	202,695
Total	$318,465

8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	September 25, 2021	December 26, 2020
Accrued trade	$19,686	$23,010
Accrued general expense	23,353	18,275
Accrued compensation and benefits	12,696	20,179
Accrued marketing	4,679	3,637
Total accrued expenses	$60,414	$65,101

9. Long-Term Debt

Long-term debt consisted of the following:

	September 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$580,000	$(7,985)	$572,015
Initial Second Lien Facility	200,000	(4,308)	195,692
Revolving Facility	—	—	—
Finance lease liabilities	7,113	—	7,113
Total debt	$787,113	$(12,293)	774,820
Less: current portion of long-term debt			5,800
Less: current portion of finance lease liabilities			97
Total long-term debt			$768,923

	December 26, 2020
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Senior debt	$374,146	$(10,282)	$363,864
Revolver	—	—	—
Total debt	$374,146	$(10,282)	363,864
Less: current portion of long-term debt			3,818
Total long-term debt			$360,046

Senior Debt

In November 2018, in conjunction with the acquisition of Noosa, Sovos Intermediate (“Borrower”) entered into a Credit Facility Agreement with Credit Suisse, Citizens Bank N.A. (“Citizens”), Deutsche Bank, and Aresbank, S.A. (“Credit Agreement”) with a term loan of $280 million (“2018 Term Loan”) and a revolving line of credit of $45 million (“Revolving Line of Credit”). In accordance with the Credit Agreement, the Company repaid the outstanding 2017 term loan of $158.4 million with Citizens as well as the amount outstanding under the revolving line of credit of $7.0 million.

In October 2020, the Company entered into an amendment to its Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provided, among other things, for an additional $100.0 million term loan (the “Incremental Term Loan”) which was part of the same class and had the same terms as the 2018 Term Loan. The Company analyzed the amendment and determined the Incremental Term Loan was not considered a debt modification because the existing 2018 Term Loan was not paid off. The Company paid debt issuance costs related to the Incremental Term Loan of $3.2 million, which were all capitalized.

In June 2021, Sovos Intermediate entered into a First Lien Credit Agreement (“First Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent, and the lenders and issuing banks from time to time party thereto (“First Lien Lenders”), consisting of an initial term loan facility of $580.0 million (“Initial First Lien Term Loan Facility”), and a revolving credit facility of $125.0 million (“Revolving Facility”), including a letter of credit facility with a $45.0 million sublimit. Also in June 2021, Sovos Intermediate entered into a Second Lien Credit Agreement (“Second Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Owl Rock Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto (“Second Lien Lenders”), consisting of an initial term loan facility of $200.0 million (“Initial Second Lien Facility”). In accordance with the First Lien Credit Agreement and Second Lien Credit Agreement, the Company repaid the outstanding 2018 Term Loan and Incremental Term Loan of $373.2 million to Credit Suisse and made a restricted payment for the purpose of paying a dividend in the amount of $400.0 million to the direct or indirect equity holders of the Ultimate Parent. See Note 13. Stockholders’ Equity for further information on the dividend payment.

As the debt transaction on the Initial First Lien Term Loan Facility and Initial Second Lien Facility was accounted for as an extinguishment of the old debt, the Company wrote off $9.4 million of the existing 2018 Term Loan and Incremental Term Loan debt issuance costs to expense. The Initial First Lien Term Loan Facility and Initial Second Lien Facility were issued with discounts of $1.5 million and $4.0 million respectively, and the Company paid debt issuance costs of $6.8 million and $0.5 million respectively. The discounts and debt issuance costs paid on the Initial First Lien Term Loan Facility and Initial Second Lien Facility were capitalized. The debt transaction on the Revolving Facility was accounted for as a debt modification. The Company continued to amortize $0.2 million of the existing Revolving Line of Credit debt issuance costs over the new life of the debt, wrote off $0.3 million of the existing Revolving Line of Credit debt issuance costs to expense, and paid $1.1 million in debt issuance costs for the new Revolving Facility, which was capitalized.

The amortization of debt issuance costs and discount of $0.5 million and $0.4 million for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and $1.6 million and $1.3 million for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively, is included within interest expense in the Condensed Consolidated Statements of Operations.

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility is London Inter-Bank Offered Rate (“LIBO Rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from 400 to 425 basis points, and is subject to a 50 basis points reduction, at each level, after the consummation of an initial public offering (as used in this paragraph, an "IPO"). The interest rate for the Initial Second Lien Facility is LIBO Rate plus 8.00% per annum and is subject to a 25 basis points reduction after the consummation of an IPO. In no event shall the LIBO Rate be less than 0.75% per annum for both the Initial First Lien Term Loan Facility and the Initial Second Lien Facility, or less than 0.00% per annum for the Revolving Line of Credit. The Initial First Lien Term Loan Facility mature on June 8, 2028, the Initial Second Lien Facility mature on June 8, 2029 and the Revolving Facility matures on June 8, 2026. The Initial First Lien Term Loan Facility and the Initial Second Lien Facility are collateralized by substantially all of the assets of the Company.

As of September 25, 2021, the Company had available credit of $125 million under the Revolving Facility, and as of December 26, 2020, the Company had available credit of $45 million under the Revolving Line of Credit. There was zero outstanding on either of the Company’s Revolving Lines of Credit as of September 25, 2021 and December 26, 2020. As of September 25, 2021, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 5.00%, and the effective interest rate for the Initial Second Lien Facility was 8.75%. As of December 26, 2020, the effective interest rate for the Incremental Term Loan and the 2018 Term Loan was 5.70%.

Loan Covenants

In connection with the First Lien Credit Agreement and Second Lien Credit Agreement, the Company has various financial, affirmative, and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of September 25, 2021, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement. As of December 26, 2020, the Company was compliant with its financial covenants under the Amended Credit Agreement, and no cash was required to be paid on the Incremental Term Loan and 2018 Term Loan.

Finance Lease Liabilities

The Company classifies a lease as a finance lease if the lease term is for a major part, or at least 75%, of the remaining economic life of the underlying asset, or if a lease triggers the present value test or the alternative use test. Prior to the adoption of ASU 2016-02, finance lease liabilities were classified within accrued expenses and other long-term liabilities.

See Note 10. Leases and Note 16. Related Party Transactions for additional discussion of the finance lease liabilities.

10. Leases

The Company leases real estate in the form of distribution centers, manufacturing facilities, equipment, and office space. Generally, the term for real estate leases ranges from 2 to 10 years at inception of the contract. Generally, the term for equipment leases is 5 years at inception of the contract. Most manufacturing facilities and office space leases include one or more options to renew, with renewal terms that generally can extend the lease term from 2 to 30 years. The exercise of lease renewal options is at the Company’s discretion.

Operating and finance lease costs are included within Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Sublease income was not material for the periods presented.

The components of lease expense were as follows:

		13 Weeks Ended	39 Weeks Ended
(In thousands)	Statement of Operations Caption	September 25, 2021	September 25, 2021
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$841	$2,426
Variable lease cost (1)	Cost of sales and Selling, general and administrative	356	1,012
Total operating lease cost		1,197	3,438

Short term lease cost	Cost of sales and Selling, general and administrative	61	172

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	66	196
Interest on lease liabilities	Interest expense	133	399
Total finance lease cost		199	595

Total lease cost		$1,457	$4,205
(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes, and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	September 25, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$16,267
Finance lease right-of-use assets	Property and equipment, net	6,364
Total lease assets		$22,631

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$3,176
Finance lease liabilities	Current portion of long-term debt	97
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	18,089
Finance lease liabilities	Long-term debt, net of debt issuance costs	7,016
Total lease liabilities		$28,378

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at September 25, 2021 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.3	34.9
Weighted-average discount rate	4.9%	7.8%

Future maturities of lease liabilities as of September 25, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2021	$1,066	$155
2022	4,035	604
2023	4,040	609
2024	3,472	557
2025	2,961	549
Thereafter	9,914	19,489
Total lease payments	25,488	21,963
Less: Interest	(4,223)	(14,850)
Present value of lease liabilities	$21,265	$7,113

As of September 25, 2021, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

39 Weeks Ended
(In thousands)	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,883
Operating cash flows from finance leases	399
Financing cash flows from finance leases	49
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	—
Operating leases	1,638

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum payments under lease arrangements with a remaining term in excess of one year as of December 26, 2020 were as follows:

	Capital	Operating	Related Party	Related Party
(In thousands)	Leases	Leases	Capital Lease	Operating Lease
Fiscal Year Ending:
2021	$105	$3,783	$495	$27
2022	105	3,808	500	27
2023	105	3,813	505	28
2024	48	3,244	510	28
2025	34	2,733	515	28
Thereafter	—	7,650	19,489	1,065
Total	$397	$25,031	$22,014	$1,203

For the 13 weeks and 39 weeks ended September 26, 2020, rent expense for operating leases was $0.8 million and $2.5 million, respectively.

11. Commitments and Contingencies

Litigation

From time to time, we are subject to various legal actions arising in the ordinary course of our business. We cannot predict with reasonable assurance the outcome of these legal actions brought against us as they are subject to uncertainties. Accordingly, any settlement or resolution in these legal actions may occur and affect our net income (loss) in such period as the settlement or resolution. We do not believe the outcome of any existing legal actions would have a material adverse effect on our consolidated financial statements taken as a whole.

Purchase Commitments

As of September 25, 2021, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $22.1 million.

See Note 16. Related Party Transactions for information about our commitments to related parties.

12. Equity-Based Compensation

Prior to the pricing of the Company’s IPO on September 22, 2021, the employees and certain nonemployees of the Company received equity-based compensation in the form of Incentive Units (“IUs”) of the Ultimate Parent, as consideration for services to the Company. The IUs, which did not have voting rights, were deemed to be equity instruments subject to expense recognition under FASB ASC 718, Compensation — Stock Compensation. The estimate of fair value of the IUs granted was determined as of the grant date.

The fair value of the IUs was estimated using a two-step process. First, the enterprise value of Sovos Brands Holdings, Inc. was established using two generally accepted valuation methodologies: discounted cash flow analysis and guideline comparable public company analysis. Second, the enterprise value was allocated among the securities that comprise the capital structure of Sovos Brands Holdings, Inc. using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

The IUs were held as partnership interests in the Ultimate Parent. In connection with the IPO, the Ultimate Parent distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of IUs, in accordance with the applicable terms of its partnership agreement. Holders of IUs received shares of common stock and restricted common stock of Sovos Brands, Inc. in respect of their IUs. The common stock was distributed with respect to vested IUs and the restricted common stock was distributed with respect to unvested IUs, with the vesting of such restricted common stock tracking the same vesting terms as the related unvested IUs.

As of September 25, 2021, 94,646 shares of restricted common stock resulting from the distribution of common stock with respect to unvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of September 25, 2021, the remaining 3,319,291 shares of restricted common stock resulting from the distribution with respect to unvested performance-based IUs will vest only if certain performance conditions are achieved including exceeding a multiple of invested capital (“MOIC”). Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Ultimate Parent.

During the 13 weeks and 39 weeks ended September 25, 2021, the Company recorded equity-based compensation expense of approximately $0.3 million and $1.4 million, respectively, related to the restricted common stock with time-based service vesting conditions. During the 13 weeks and 39 weeks ended September 26, 2020, the Company recorded equity-based compensation expense of approximately $0.5 million and $1.5 million, respectively, related to the IUs with time-based service vesting conditions.

In connection with the IPO, a change in the vesting of the existing performance-based IUs and accordingly the related distributed restricted stock resulted in a modification to the grants and required the shares to be revalued as of the IPO date, resulting in a modified grant date fair value of approximately $13.0 million. The fair value of the performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.  Specifically, the model revalued the performance units based on the revised vesting condition of the 2.0x MOIC restricted stock units achieving the 2.0x MOIC based on a 30-day volume weighted average price with remainder of the restricted stock units vesting upon the earlier of the Ultimate Parent owning 25% or less of the company or 30 months post-IPO.

The Company recognized approximately $0.7 million of equity-based compensation expense during the 13 weeks ended September 25, 2021 related to the performance-based restricted common stock and will recognize the remaining expense for these awards ratably over the applicable 30-month period. Prior to the distribution of common stock with respect to the performance-based IUs, the performance conditions for the performance-based IUs were not deemed probable of occurrence, and therefore, no compensation cost was recorded for such IUs prior to September 23, 2021.

The equity-based compensation expense prior to the IPO was considered to be a transaction with the Ultimate Parent and was classified as a component within additional paid-in capital in the Company’s consolidated statements of changes in stockholder’s equity.

2021 Equity Incentive Plan

Effective September 21, 2021, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves 9,739,244 shares of common stock. The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units or stock-based awards to eligible employees, consultants and directors.

Issuance of Restricted Stock Units

In connection with the IPO, and under the 2021 Plan, the Company granted 967,158 time-based restricted stock units (“RSUs”) to certain employees and independent directors. The RSUs include (i) 759,362 RSUs issued to certain employees with each award vesting 100% on the third anniversary of the grant date, subject in general to the applicable employee’s continued service through the vesting date, (ii) 191,130 RSUs issued to certain employees and independent directors with each award vesting in three equal annual installments, subject in general to the employee’s or director’s continued service through the vesting date, and (iii) 16,666 RSUs issued to certain of our independent directors that vest on the earlier of the first anniversary of the grant date and immediately prior to our first annual meeting of stockholders following the IPO, in each case subject to the applicable director’s continued service through the vesting date. Additionally, in connection with the IPO, and under the 2021 Plan, the Company granted 687,690 performance-based restricted stock units (“PSUs) to certain employees with each award vesting subject in general to the achievement of the performance condition and subject to the employee’s continued service through the vesting date.

The fair value of the PSUs was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate. The Company expects to record equity-based compensation expense of approximately $16.5 million through the third quarter of 2024 resulting from the issuance of these PSUs.

As of September 25, 2021, there was an aggregate of 8,084,396 shares of common stock available for future equity awards under the 2021 Plan.

13. Stockholders’ Equity

Dividend distribution

On June 8, 2021, the Company paid a one-time cash dividend to the Ultimate Parent. The total amount of the dividend was $400 million and was recorded against APIC.

Stock split

On September 8, 2021, the Company filed a certificate of amendment to its Certificate of Incorporation (“Certificate of Amendment”) with the Secretary of State of the State of Delaware. Prior to the effective date of the Certificate of Amendment, the Company was authorized to issue 750,000 shares of common stock at $0.01 par value. As a result of the filing of the Certificate of Amendment, the Company became authorized to issue 500,000,000 shares of common stock at $0.001 par value. Pursuant to the Certificate of Amendment, on September 8, 2021 the Company effected a stock split of its common stock, at a rate of 120.8-for-1 (the “Stock Split”), accompanied by a corresponding increase in the Company's issued and outstanding shares of common stock. No fractional shares of common stock were issued upon the Stock Split. Any holder of common stock with aggregated shares totaling to fractional shares were rounded up to the nearest whole share. The accompanying consolidated financial statements and related disclosure for periods prior to the Stock Split have been retroactively restated to reflect the filing of the Certificate of Amendment, including the Stock Split.

As a result of the Stock Split, the Company had a total of 74,058,447 shares issued and outstanding as of September 8, 2021. In connection with the IPO, on September 22, 2021, the Ultimate Parent distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of IUs, in accordance with the applicable terms of its partnership agreement.

Preferred Stock

On September 23, 2021, the Company filed an amended and restated certificate of incorporation (“Amended and Restated Charter”) with the Secretary of State of the State of Delaware, which was effective on September 23, 2021. As a result of the filing of the Amended and Restated Charter, the Company was authorized to issue 510,000,000 shares, divided into two classes as follows: (i) 500,000,000 shares are designated shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated shares of preferred stock, par value $0.001 per share.

14. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income (loss) before income taxes	$(1,117)	$2,010	$13,972	$16,002
Effective income tax (expense) benefit	$(3,497)	$226	$(8,213)	$(4,698)
Effective tax rate	313.1%	11.2%	58.8%	29.4%

The effective tax rates for the 13 weeks and 39 weeks ended September 25, 2021 and September 26, 2020 differ from the statutory United States federal income and state and local income tax rates primarily due to nondeductible stock-based compensation, limitation on the deduction of executive compensation for public companies, and costs associated with the IPO that require capitalization for federal income tax purposes.

The Company’s effective tax rate may increase or decrease with changes in, among other things, the amount of income or loss by jurisdiction, changes in tax law, and the movement of liabilities established pursuant to accounting guidance for unrecognized tax benefits as statutes of limitations expire, positions are effectively settled, or when additional information becomes available.  Significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate and recognized in the interim period in which the transaction arises. For the 39 weeks ended September 25, 2021, the Company excluded the $9.7 million of debt extinguishment costs in the calculation of the effective tax rate. For the 13 weeks ended September 25, 2021 and the 13 weeks and 39 weeks ended September 26, 2020, there were no significant unusual or infrequent items excluded in the calculation of the effective tax rate. Proposed or pending tax law changes in the various jurisdictions in which we do business may have an impact on our effective tax rate and will be reflected as such in the period of enactment. Based upon the mix and timing of the Company’s actual annual earnings or loss compared to annual projections, as well as changes in the factors noted above, the Company’s effective tax rate may vary quarterly and may make quarterly comparisons not meaningful.

15. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date, and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3: inputs for the asset or liability that are based on unobservable inputs in which there is little or no market data.

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s senior debt and revolver approximate their carrying values as of September 25, 2021 and December 26, 2020, based on interest rates currently available to the Company for similar borrowings.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 39 weeks ended September 25, 2021 and the fiscal year ended December 26, 2020.

16. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by a board member of the Company and major equity holder of the Ultimate Parent. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of September 25, 2021, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of September 25, 2021, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets. The facility and land lease contained total payments of approximately $144 thousand and $120 thousand for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and $393 thousand and $361 thousand for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Sales	$122	$112	$357	$329
Purchases	$1,468	$1,186	$4,309	$3,792

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	September 25, 2021	December 26, 2020
Receivables	$34	$66
Payables	$666	$503

The Company has a milk supply agreement with Morning Fresh for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of September 25, 2021, the Company has future commitments to purchase approximately $33.9 million of milk from Morning Fresh, approximated at current market price. In addition, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

In January 2019, the Company entered into an agreement with a stockholder, to sell and issue 5,217 Class A units in exchange for a $6 million stockholder note receivable, which was recorded within stockholders’ equity. In accordance with the agreement, interest on the note accrued and compounded quarterly at a rate equal to the long-term applicable federal rate per annum on date of issuance on the unpaid principal amount of the note. The federal rate used on the date of issuance was the January 2019 long-term applicable federal rates for purposes of IRC 1274(d), which was 3.12%. On February 26, 2021, the stockholder note receivable plus accrued and unpaid interest was paid in full in the amount of $6.4 million.

Advent International Corporation (“Advent” or “our Sponsor”) is a private equity firm which has invested funds in the Ultimate Parent. Although no individual fund owns a controlling interest in us, together the funds represent our current majority owners.

Our Sponsor and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

During the 13 weeks and 39 weeks ended September 25, 2021 and the 13 weeks and 39 weeks ended September 26, 2020, our Sponsor held an interest in Fort Dearborn Company (“Fort Dearborn”), a supplier of packaging labels. Purchases of labels from Fort Dearborn were $0.2 million and $1.5 million for the 13 weeks and 39 weeks ended September 25, 2021, respectively and $0.7 million and $1.3 million for the 13 weeks and 39 weeks ended September 26, 2020, respectively.

17. Earnings Per Share

Basic and diluted earnings (loss) per share (“EPS’) were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands, except share and per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$(4,614)	$2,236	$5,759	$11,304
Basic
Weighted average basic common shares outstanding	74,058,447	74,058,719	74,058,447	74,058,644
Basic earnings (loss) per share	$(0.06)	$0.03	$0.08	$0.15
Diluted
Weighted average diluted common shares outstanding	74,058,447	76,394,135	74,058,453	76,259,190
Diluted earnings (loss) per share	$(0.06)	$0.03	$0.08	$0.15

EPS calculations for the 13 weeks ended September 25, 2021 excluded 61 shares that would have been anti-dilutive due to the net loss for the period.

There were no anti-dilutive shares for the EPS calculations for the 39 weeks ended September 25, 2021 and the 13 weeks and 39 weeks ended September 26, 2020, respectively.

18. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of September 25, 2021, through the filing date of this report. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.

Organizational Transactions and IPO

On September 27, 2021, the Company closed its IPO of 23,334,000 shares of common stock, $0.001 par value per share, at an offering price of $12.00 per share, and received net proceeds from the IPO of approximately $263.2 million, net of $16.8 million in underwriting discounts and commissions.

Subsequent to the IPO, the underwriters exercised their option to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, net of $2.5 million in underwriting discounts and commissions.

As a result of the IPO and the exercise of the underwriters’ option to purchase additional shares, the new investors in the Company own 26,834,100 shares of the common stock, or approximately 26.6% of the total 100,892,547 shares of common stock outstanding as of November 9, 2021.

Long-Term Debt

On September 27, 2021, using net proceeds of the IPO, the Company paid the full outstanding principal balance on the Initial Second Lien Facility of $200.0 million plus accrued interest of approximately $2.9 million. Upon the full prepayment of the Initial Second Lien Facility, the Company recognized a loss on the loan extinguishment resulting in a write-off of $4.3 million of the related unamortized issuance costs and discounts. Additionally, on September 29, 2021, and October 8, 2021, the Company prepaid $59.7 million and $39.5 million, respectively, of the outstanding principal balance under the Initial First Lien Term Loan Facility, plus total accrued interest of approximately $0.9 million. Upon the partial prepayment of the Initial First Lien Term Loan Facility, the Company recognized a $1.4 million proportional loss on the partial extinguishment of the related unamortized issuance costs and discounts.

The remaining principal balance on the Initial First Lien Term Loan Facility, after the $59.7 million and $39.5 million prepayments, is $480.8 million. The Company has directed Credit Suisse to apply the prepayments against future scheduled principal installments, which eliminates all future principal payments for the remaining term of the loan.

As of September 27, 2021, the closing date of the IPO, the interest rate on the Initial First Lien Term Loan Facility and Revolving Facility decreased 50 basis points, from an effective rate of 5.00% to 4.50%.

Equity-Based Compensation

On November 4, 2021, the Company and the Limited Partnership modified a portion of the existing equity-based compensation awards dated September 22, 2021 among the Company, Limited Partnership and the holders of such restricted stock. As a result of these modifications, a portion of the shares that would have vested based upon a 4.0 MOIC (including any related linear interpolation, the “Original Vesting Criteria”) instead vest on the last day of fiscal 2022 or on the last day of fiscal 2023, or upon achievement of the Original Vesting Criteria, if earlier. The Company expects that this modification will result in an incremental non-cash expense of approximately $5.0 million through the fourth quarter of fiscal 2022 and approximately $1.1 million in fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. Forward-looking statements can be identified by words, such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	competition in the packaged food industry and our product categories;
●	the COVID-19 pandemic and associated effects;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	our inability to effectively manage our growth;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to expand household penetration and successfully market our products;
●	erosion of the reputation of one or more of our brands;
●	issues with the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, perform poorly or declare bankruptcy;
●	our vulnerability to decreases in the supply of and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events on our manufacturing facilities, co-packers or raw material supplies;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our level of indebtedness and our duty to comply with covenants under our First Lien Credit Agreement; and
●	the interests of Advent International Corporation (“Advent”) may differ from those of public stockholders.

See Part II. Item IA. “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each have 52 weeks. Our fiscal year ending December 31, 2022 (“fiscal 2022”) will have 53 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 and 39 weeks ended September 25, 2021 and September 26, 2020 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Overview

We are the fastest growing food company of scale in the United States, focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. Our brands, Rao’s, Michael Angelo’s, noosa and Birch Benders are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable, making each of our brands “one-of-a-kind.” Our products are premium and made with simple, high-quality ingredients. Our people are at the center of all that we do. We empower our teams to lead with courage and tenacity, providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Since our inception, we have been focused on building an organization with the capabilities to acquire, integrate, and grow brands as we continue to scale. Our business model is grounded in acquiring “one-of-a- kind” brands, and leveraging a common infrastructure and shared playbook to drive growth. We have a track record of successful deals and have successfully completed four acquisitions:

●	in January 2017, we completed the acquisition of Bottom Line Food Processors, Inc. d/b/a Michael Angelo’s Gourmet Foods;
●	in July 2017, we completed the acquisition of Rao’s Specialty Foods;
●	in November 2018, we completed the acquisition of 100% of the outstanding capital stock of Noosa Holdings, Inc. (the “Noosa Acquisition”); and
●	in October 2020, we completed the acquisition of the Birch Benders business (the “Birch Benders Acquisition”).

On September 22, 2021, Sovos Brands, Inc. priced its initial public offering (the “IPO”) of 23,334,000 shares of common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. The IPO closed on September 27, 2021 and resulted in net proceeds of approximately $263.2 million, after deducting underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, after deducting underwriting discounts and commissions.

Recent Developments

Emerging Growth Status

As a company with less than $1.07 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements for up to five years that are otherwise applicable generally to public companies. These provisions include, among other matters:

•	requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•	exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
•	exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•	an exemption from the requirement to seek non-binding advisory votes on executive compensation and golden parachute arrangements; and
•	reduced disclosure about executive compensation arrangements.

We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, which was September 22, 2021, unless, prior to that time, we have more than $1.07 billion in annual gross revenue, have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year and a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or issue more than $1.0 billion of non- convertible debt over a three-year period, whether or not issued in a registered offering. We have availed ourselves of the reduced reporting obligations with respect to audited financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and executive compensation disclosure and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Impact of COVID-19; Inflationary Environment

We continue to actively monitor the impact of COVID-19 on all aspects of our business. We have closely monitored and implemented the emerging shifts in government and health agency protocols and safety guidelines related to the COVID-19 pandemic throughout the past 18 months. We experienced incremental operating costs at our manufacturing and warehouse facilities in 2020 to promote safe operations and maintain our ability to supply our products, including frontline worker pay, employee protective equipment and higher utilization of temporary labor, as well as additional investments in thermal technology. Partially mitigating these higher operating costs were reduced employee travel and meeting costs. These impacts have continued into 2021. We benefited from changes in consumer shopping and consumption patterns, including dramatic increases of in-home consumption and trial of our products, resulting in increased household penetration of our brands in 2021. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and resulting governmental and other measures or changes thereto, including easing of restrictions. The global impact of the COVID-19 pandemic continues to rapidly evolve, and we continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on prioritizing the health of our employees while maintaining the continuity of our product supply throughout the supply chain. To support the strong demand for our products, we are closely collaborating with our suppliers to meet our expected service levels.

In the quarter ended September 25, 2021, we experienced increased cost of sales, as a percentage of net sales, as a result of higher freight and shipping costs and raw material costs. We anticipated continued inflationary pressure and accordingly, we announced price increases for Rao’s sauces with the goal of mitigating increased cost of sales. Since the price increase announcement on Rao’s sauces, we have experienced increased inflationary pressure and volatility, and accordingly recently announced price increases on additional products, as well as removing our least efficient promotions to drive net price increases and assist in mitigating inflation.

Going forward, we continue to expect higher inflation and distribution costs to persist as a headwind in the near term given the tight global supply chain. Consistent with the industry, we are seeing cost increases in several raw materials like milk, fruit, resin, and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports as well as intermodal and trucking delays, which have resulted in long lead times and higher logistics costs.  We expect these costs to be mitigated in fiscal 2022 by the pricing actions, as well as productivity initiatives.

We expect to develop additional initiatives to mitigate inflationary pressure on top of the various productivity initiatives already in progress. Some of our ongoing supply chain initiatives today include: the further automation of our own production facilities, optimization of our co-manufacturing network, packaging value engineering, and competitive procurement actions. Collectively, we expect these initiatives to generate cost savings beginning in late fourth quarter of 2021 and to be fully realized in fiscal 2022.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income, which are non-United States Generally Accepted Accounting Principles (“GAAP”) measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for definitions and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, net sales to brand net sales and net income (loss) to adjusted net income.

Components of Results of Operations

The following briefly describes the components of revenue and expenses as presented in our Condensed Consolidated Statements of Operations.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other marketing activities and allowances for unsalable product.

Cost of Sales

Cost of sales represents costs directly related to the manufacturing and distribution of products. Such costs include raw materials, labor and overhead required to produce the products, co-manufacturing, packaging, warehousing, shipping and handling, third-party distribution, and depreciation of equipment and leasehold improvements. We manufacture our products in our Austin, Texas and Bellvue, Colorado manufacturing locations. We also use third-party contract manufacturers in the United States and the European Union. We procure selected elements of raw materials and packaging and receive finished goods. We incur tolling charges related to our contract manufacturing arrangements.

Gross Profit

Gross profit consists of our net sales less cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include sales and marketing costs and general and administrative expenses. Selling and marketing costs primarily include consumer facing marketing costs and customer and consumer facing selling expenses, principally comprised of advertising and marketing costs and broker commissions, as well as research and development expenses. General and administrative expenses are comprised of expenses associated with our corporate and administrative functions that support our business, including expenses for employee salaries and benefits, travel and entertainment, professional services, insurance and other corporate expenses, including auditor and tax fees, third-party consultancy fees, office leases and equity-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of $9.4 million of recorded losses in connection with the repayment of the full amounts outstanding under our Senior Credit Facilities (as defined herein) in June 2021. Additional losses were incurred in connection with the payoff of the Initial Second Lien Facility (as defined herein) and partial prepayments of the Initial First Lien Term Loan Facility (as defined herein) with proceeds from the IPO and the underwriters’ exercise of their option to purchase additional shares. Upon the full prepayment of the Initial Second Lien Facility, we recognized a loss on the loan extinguishment resulting in a write-off of $4.3 million of the related unamortized issuance costs and discounts. In connection with the partial prepayments of the Initial First Lien Term Loan Facility on September 29, 2021 and October 8, 2021, we recognized a proportional loss of $1.4 million on the partial extinguishment of the related unamortized issuance costs and discounts.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities, and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

In fiscal 2020, we incurred additional indebtedness to fund our Birch Benders Acquisition, and in fiscal 2021, we incurred additional indebtedness to finance a $400.0 million shareholder dividend in June 2021.

On September 27, 2021, using the net proceeds of the IPO we paid the full outstanding principal balance on the Initial Second Lien Facility of $200.0 million plus accrued interest of approximately $2.9 million. Additionally, on September 29, 2021, and October 8, 2021, we prepaid $59.7 million and $39.5 million, respectively, of the outstanding principal balance under the Initial First Lien Term Loan Facility, plus total accrued interest of approximately $0.9 million. These repayments will result in a decrease in future annual interest expense.

Income Tax Expense

Income tax expense consists of federal and various state taxes.

Equity-Based Compensation Expense

We grant equity-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the applicable vesting period. Such expense is recognized as a selling, general and administrative expense. In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.7 million in our 2021 third quarter and will result in a non-cash expense of $5.4 million in our 2021 fourth quarter and $6.9 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards. We expect that this modification will result in an incremental non-cash expense of approximately $5.0 million through the fourth quarter of fiscal 2022 and approximately $1.1 million in fiscal 2023. In addition, we expect to record equity-based compensation expense of approximately $16.5 million through our 2024 third quarter resulting from the issuance of grants under the 2021 Plan in connection with the IPO. We will also incur equity-based compensation expense in the future related to additional equity grants.

Results of Operations

Comparison of Unaudited Results for the 13 Weeks Ended September 25, 2021 and September 26, 2020

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
						%
(In thousands)	September 25, 2021	% of Sales	September 26, 2020	% of Sales	$ Change	Change

Net sales	$178,733	100%	$136,928	100%	$41,805	31%
Cost of sales	128,878	72%	91,263	67%	37,615	41%
Gross profit	49,855	28%	45,665	33%	4,190	9%
Operating expenses:
Selling, general and administrative	31,189	17%	33,311	24%	(2,122)	(6)%
Depreciation and amortization	7,236	4%	6,051	4%	1,185	20%
Total operating expenses	38,425	21%	39,362	29%	(937)	(2)%
Operating income	11,430	6%	6,303	5%	5,127	81%
Interest expense	12,547	7%	4,293	3%	8,254	192%
Income (loss) before income taxes	(1,117)	(1)%	2,010	1%	(3,127)	(156)%
Income tax (expense) benefit	(3,497)	(2)%	226	0%	(3,723)	(1,647)%
Net income (loss)	$(4,614)	(3)%	$2,236	2%	$(6,850)	(306)%
Other financial data: (1)
EBITDA	$20,924	12%	$14,590	11%	$6,334	43%
Adjusted EBITDA	$25,775	14%	$19,685	14%	6,090	31%
EBITDA margin	11.7%	—	10.7%	—	—	9%
Adjusted EBITDA margin	14.4%	—	14.4%	—	—	—%
Brand net sales	$178,733	—%	$152,779	—%	$25,954	17%
Adjusted net income	$7,142	—%	$9,610	—%	$(2,468)	(26)%

(1)	Other financial data includes non-GAAP financial metrics. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for definitions and a reconciliation of our net income (loss) to Adjusted EBITDA, net sales to brand net sales and net income (loss) to adjusted net income.

Net Sales

Net sales of $178.7 million represented an increase of $41.8 million, or 31%, for the 13 weeks ended September 25, 2021 as compared to the 13 weeks ended September 26, 2020. The Birch Benders brand, which was acquired in October 2020 and was therefore not included in results for the 13 weeks ended September 25, 2020, contributed $13.8 million of the increase. The remainder of the net sales increase was primarily attributable to increased shipments, with Rao’s and noosa driving the most significant increases.

Cost of Sales

Cost of sales of $128.9 million represented an increase of $37.6 million, or 41%, for the 13 weeks ended September 25, 2021 as compared to the 13 weeks ended September 26, 2020. The Birch Benders brand, which was acquired in

October 2020, and was therefore not included in results for the 13 weeks ended September 25, 2020, contributed $11.4 million to the increase. The remainder of the increase was primarily attributable to the overall higher net sales volume. In addition, incremental costs associated with our commitment to meet customer service levels contributed to higher cost of sales. In particular, we experienced higher logistics costs, including ocean freight and port related costs, as well as higher materials costs.

Cost of sales as a percentage of net sales increased from 67% for the 13 weeks ended September 26, 2020, to 72% for the 13 weeks ended September 25, 2021. The increase in cost of sales as a percentage of net sales was due to cost pressures from incremental costs to meet customer service levels and related inflation as described above, as well as higher promotional spending.

Gross Profit

Gross profit of $49.9 million represented an increase of $4.2 million, or 9%, for the 13 weeks ended September 25, 2021, as compared to the 13 weeks ended September 26, 2020. Gross profit as a percentage of net sales, or gross margin, decreased from 33% for the 13 weeks ended September 26, 2020 to 28% for the 13 weeks ended September 25, 2021, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $38.4 million represented a decrease of $0.9 million, or 2%, for the 13 weeks ended September 25, 2021 compared to the 13 weeks ended September 26, 2020 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses of $31.2 million represented a decrease of $2.1 million, or 6%, for the 13 weeks ended September 25, 2021 compared to the 13 weeks ended September 26, 2020. The decrease was primarily driven by lower marketing spend, primarily due to timing, as well as lower general and administrative expense. This was partially offset by the inclusion of Birch Benders in results for the 13 weeks ended September 25, 2021, after it was acquired in October of 2020.
●	Depreciation and Amortization expenses: Depreciation and amortization expenses of $7.2 million represented an increase of $1.2 million, or 20%, for the 13 weeks ended September 25, 2021 compared to the 13 weeks ended September 26, 2020. The increase was primarily due to amortization of the intangible assets recognized as part of the Birch Benders Acquisition.

Interest Expense

Interest expense of $12.5 million represented an increase of $8.3 million, or 192%, for the 13 weeks ended September 25, 2021 compared to the 13 weeks ended September 26, 2020. The increase in interest expense resulted primarily from a higher balance of borrowings outstanding during the 13 weeks ended September 25, 2021 compared to the 13 weeks ended September 26, 2020. The higher balance of borrowings outstanding was primarily driven by the borrowings related to our June 2021 shareholder dividend and the October 2020 Birch Bender Acquisition.

Income Tax (Expense) Benefit

Income tax expense of $3.5 million for the 13 weeks ended September 25, 2021, represented an increase of $3.7 million, compared to the income tax benefit of $0.2 million for the 13 weeks ended September 26, 2020. The increase in our income tax expense for the 13 weeks ended September 25, 2021 is primarily attributable to an increase in non-deductible expenses for tax purposes related to stock compensation expense driven by the modification of performance equity awards, costs associated with the IPO that require capitalization for federal income tax purposes, and a limitation on the deductibility of executive compensation related to becoming a public company.  The increase in the non-deductible expense increased our taxable income and related income tax expense for the 13 weeks ended September 25,2021 compared to the 13 weeks ended September 26, 2020.

Net Income (Loss)

Net loss for the 13 weeks ended September 25, 2021 was $4.6 million compared to net income of $2.3 million for the 13 weeks ended September 26, 2020. The decrease in net income was attributable to the items described above.

EBITDA

EBITDA of $20.9 million for the 13 weeks ended September 25, 2021 represented an increase of $6.3 million as compared to the 13 weeks ended September 26, 2020. The increase was primarily due to higher net sales driving higher operating income as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of EBITDA and a reconciliation of our net income (loss) to EBITDA.

Adjusted EBITDA

Adjusted EBITDA of $25.8 million for the 13 weeks ended September 25, 2021 represented an increase of $6.1 million as compared to the 13 weeks ended September 26, 2020. The increase of $6.1 million was primarily due to higher net sales driving higher operating income as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of Adjusted EBITDA and a reconciliation of our net income (loss) to Adjusted EBITDA.

Adjusted Net Income

Adjusted net income for the 13 weeks ended September 25, 2021 was $7.1 million compared to $9.6 million for the 13 weeks ended September 26, 2020. The decrease of $2.5 million was attributable to the items described above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of Adjusted net income and a reconciliation of our net income (loss) to Adjusted net income.

Comparison of Unaudited Results for the 39 weeks Ended September 25, 2021 and September 26, 2020

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	39 Weeks Ended		39 Weeks Ended		Increase / (Decrease)
						%
(In thousands)	September 25, 2021	% of Sales	September 26, 2020	% of Sales	$ Change	Change

Net sales	$529,942	100%	$398,336	100%	$131,606	33%
Cost of sales	368,642	70%	265,989	67%	102,653	39%
Gross profit	161,300	30%	132,347	33%	28,953	22%
Operating expenses:
Selling, general and administrative	91,367	17%	83,510	21%	7,857	9%
Depreciation and amortization	21,631	4%	17,923	4%	3,708	21%
Loss on extinguishment of debt	9,717	2%	—	—%	9,717	NM %
Total operating expenses	122,715	23%	101,433	25%	21,282	21%
Operating income	38,585	7%	30,914	8%	7,671	25%
Interest expense	24,613	5%	14,912	4%	9,701	65%
Income before income taxes	13,972	3%	16,002	4%	(2,030)	(13)%
Income tax expense	(8,213)	(2)%	(4,698)	(1)%	(3,515)	75%
Net income	$5,759	1%	$11,304	3%	$(5,545)	(49)%
Other financial data: (1)
EBITDA	$66,887	13%	$55,661	14%	$11,226	20%
Adjusted EBITDA	$88,654	17%	$66,977	17%	$21,677	32%
EBITDA margin	12.6%	—	14.0%	—	—	(10)%
Adjusted EBITDA margin	16.7%	—	16.8%	—	—	(1)%
Brand net sales	$529,942	—	$443,776	—	$86,166	19%
Adjusted net income	$41,267	—	$33,291	—	$7,976	24%

NM – Not meaningful

(1)	Other financial data includes non-GAAP financial metrics. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for definitions and a reconciliation of our net income to Adjusted EBITDA, net sales to brand net sales and net income to adjusted net income.

Net Sales

Net sales of $529.9 million represented an increase of $131.6 million, or 33%, for the 39 weeks ended September 25, 2021 as compared to the 39 weeks ended September 26, 2020. The Birch Benders brand, which was acquired in October 2020 and was therefore not included in results for the 39 weeks ended September 25, 2020, contributed to $46.3 million of the increase. The remainder of the increase was primarily attributable to increased shipments, with Rao’s and noosa driving the most significant increases.

Cost of Sales

Cost of sales of $368.6 million represented an increase of $102.7 million, or 39%, for the 39 weeks ended September 25, 2021 as compared to the 39 weeks ended September 26, 2020. The Birch Benders brand, which was acquired in October 2020, and was therefore not included in results for the 39 weeks ended September 25, 2020, contributed $34.3 million to the increase. The remainder of the increase was primarily attributable to the overall higher net sales volume. In addition, incremental costs associated with our commitment to meet customer service levels contributed to higher cost of sales. In particular, we experienced higher logistics costs, including ocean freight and port related costs, as well as higher materials costs.

Cost of sales as a percentage of net sales increased from 67% for the 39 weeks ended September 26, 2020 to 70% for the 39 weeks ended September 25, 2021. The increase in cost of sales as a percentage of net sales was due to cost pressures from incremental costs associated with meeting customer service levels and related inflation as described above, as well as higher promotional spending.

Gross Profit

Gross profit of $161.3 million represented an increase of $29.0 million, or 22%, for the 39 weeks ended September 25, 2021 as compared to the 39 weeks ended September 26, 2020. Gross profit as a percent of net sales, or gross margin, decreased from 33% for the 39 weeks ended September 26, 2020 to 30% for the 39 weeks ended September 25, 2021, as a result of the items discussed above.

Operating Expenses

Operating expenses of $122.7 million represented an increase of $21.3 million, or 21%, for the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses of $91.4 million represented an increase of $7.9 million, or 9%, for the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020. The increase was primarily driven by the inclusion of the Birch Benders brand for the 39 weeks ended September 25, 2021, which contributed an incremental $8.0 million of selling, general and administrative expenses versus the prior year.
●	Depreciation and Amortization expenses: Depreciation and amortization expenses of $21.6 million represented an increase of $3.7 million, or 21%, for the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020. The increase was primarily due to amortization of the intangible assets recognized as a result of the Birch Benders Acquisition.
●	Loss on Extinguishment of Debt: Loss on extinguishment of debt of $9.7 million for the 39 weeks ended September 25, 2021 resulted from the extinguishment of the loans associated with our Senior Credit Facilities in June 2021. There was no loss on extinguishment of debt for the 39 weeks end September 26, 2020.

Interest Expense

Interest expense of $24.6 million represented an increase of $9.7 million, or 65%, for the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020. The increase in interest expense resulted primarily from a higher balance of borrowings outstanding during the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020. The higher balance of borrowings outstanding was primarily driven by the borrowings related to our June 2021 shareholder dividend and the October 2020 Birch Bender Acquisition.

Income Tax Expense

Income tax expense of $8.3 million represented an increase of $3.5 million, or 75% for the 39 weeks ended September 25, 2021 compared to the 39 weeks ended September 26, 2020. The increase in income tax expense for the 39 weeks ended September 25, 2021, is primarily attributable to an increase in non-deductible expenses for tax purposes related to stock compensation expense driven by the modification of performance equity awards, costs associated with the IPO that require capitalization for federal income tax purposes, and a limitation on the deductibility of executive compensation related to becoming a public company.  The increase in the non-deductible expense increased our taxable income and related income tax expense for the 39 weeks ended September 25,2021 compared to the 39 weeks ended September 26, 2020.

Net Income

Net income for the 39 weeks ended September 25, 2021 was $5.8 million compared to net income of $11.3 million the 39 weeks ended September 26, 2020. The increase was attributable to the items described above.

EBITDA

EBITDA of $66.9 million for the 39 weeks ended September 25, 2021 represented an increase of $11.2 million or 20%, as compared to the 39 weeks ended September 26, 2020. The increase was primarily due to higher net sales driving higher operating income as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of EBITDA and a reconciliation of our net income to EBITDA.

Adjusted EBITDA

Adjusted EBITDA of $88.7 million for the 39 weeks ended September 25, 2021 represented an increase of $21.7 million or 33%, as compared to the 39 weeks ended September 26, 2020. The increase of $21.7 million was attributable to higher net sales driving higher operating income as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of Adjusted EBITDA and a reconciliation of our net income to Adjusted EBITDA.

Adjusted Net Income

Adjusted net income for the 39 weeks ended September 25, 2021 was $41.3 million compared to adjusted net income of $33.3 million for the 39 weeks ended September 26, 2020. The increase of $8.0 million was attributable to the items described above. See “EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income” for a discussion of Adjusted net income and a reconciliation of our net income to Adjusted net income.

EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Brand Net Sales and Adjusted Net Income

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for transaction and integration costs, IPO readiness costs, non-cash equity-based compensation, supply chain optimization and non-recurring costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Brand net sales consists of net sales from the Rao’s, Michael Angelo’s, noosa and Birch Benders brands for the identified period regardless of our ownership of the brand at that time. Adjusted net income consists of net income (loss) before transaction and integration costs, IPO readiness, non-cash equity-based compensation, supply chain optimization, non-recurring costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income are included in this report because they are key metrics used by management to assess our operating performance. Management believes that EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income are helpful in highlighting performance trends because EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income exclude the results of decisions that are outside the control of operating management. Our presentation of EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, brand net sales and adjusted net income should not be considered as alternatives to operating income (loss), net income (loss), earnings per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin and adjusted net income have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax expense or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin and adjusted net income do not reflect the impact of transaction costs and certain integration costs associated with the Birch Benders Acquisition and the Noosa Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction;
●	Adjusted EBITDA, Adjusted EBITDA margin and adjusted net income do not reflect costs associated with preparing for our IPO;
●	Adjusted EBITDA, Adjusted EBITDA margin and adjusted net income do not reflect the impact of write-downs of fixed assets, product write-offs related to manufacturing optimization, certain operation rationalization initiatives and strategic initiatives;
●	Adjusted EBITDA, Adjusted EBITDA margin and adjusted net income do not reflect the impact of share-based compensation upon our results of operations; and
●	Adjusted EBITDA, Adjusted EBITDA margin and adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, including extinguishment of debt, costs associated with the dividend, enterprise resource planning (“ERP”) implementation costs related to integrating acquisitions, severance costs and certain legal settlements related to the exit of facilities.

In the future we may incur expenses similar to those eliminated in this presentation of EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin and adjusted net income.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$(4,614)	$2,236	$5,759	$11,304
Interest	12,547	4,293	24,613	14,912
Income tax (expense) benefit	(3,497)	226	(8,213)	(4,698)
Depreciation and amortization	9,494	8,287	28,302	24,747
EBITDA	20,924	14,590	66,887	55,661
Transaction and integration costs(1)	468	3,894	3,978	7,276
Initial public offering readiness(2)	3,117	576	5,176	730
Non-cash stock-based compensation(3)	979	483	2,084	1,456
Supply chain optimization(4)	—	(3)	—	989
Non-recurring costs(5)	287	145	10,529	865
Adjusted EBITDA	$25,775	$19,685	$88,654	$66,977

EBITDA margin	11.7%	10.7%	12.6%	14.0%
Adjusted EBITDA margin	14.4%	14.4%	16.7%	16.8%
(1)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction. For the 13 weeks and 39 weeks ended September 25, 2021, $298 and $298, respectively, are included in cost of sales, and $170 and $3,680, respectively, are included in total operating expenses. For the 13 weeks and 39 weeks ended September 26, 2020, these costs are included in total operating expenses.
(2)	Consists of costs associated with preparing for an IPO, primarily comprised of professional fees. For all periods presented, these costs are included in total operating expenses.
(3)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees. For all periods presented, these costs are included in total operating expenses.
(4)	Consists of expenses for professional fees related to supply-chain manufacturing optimization and costs associated with SKU rationalization and certain other strategic initiatives. For the 13 weeks and 39 weeks ended September 25, 2021, all costs are included in total operating expenses. For the 13 weeks and 39 weeks ended September 26, 2020, $0 and $586, respectively, are included in cost of sales, and ($3) and $403, respectively, are included in total operating expenses.
(5)	Consists of costs related to loss on extinguishment of debt, costs associated with the dividend, an ERP implementation related to integrating acquisitions, employee separation costs, and legal settlement and other costs related to the exit of facilities. For all periods presented, these costs are included in total operating expenses.

EBITDA margin and Adjusted EBITDA margin are calculated by dividing EBITDA and Adjusted EBITDA by net sales for the applicable period.

Brand net sales includes actual or estimated net sales for all of our brands for the periods presented regardless of our ownership during such period. The relative performance of Birch Benders prior to our acquisition may not be indicative of the results for Birch Benders in any future periods. Brand net sales includes net sales of the Birch Benders brand prior to the Birch Benders Acquisition and were derived from estimates prepared by, and are the responsibility of, management. Neither our independent auditors, nor any other independent accountants, have audited, compiled, examined or performed any procedures with respect to such information, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with, the such information. We are providing this information to provide investors with information regarding the relative net sales growth of all of our brands during the periods presented.

The following table provides a reconciliation of brand net sales to net sales, its most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$178,733	$136,928	$529,942	$398,336
Birch Benders net sales prior to acquisition	—	15,851	—	45,440
Brand net sales	$178,733	$152,779	$529,942	$443,776

The following table provide a reconciliation of adjusted net income to net income (loss), its most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$(4,614)	$2,236	$5,759	$11,304
Transaction and integration costs(1)	468	3,894	3,978	7,276
Initial public offering readiness(2)	3,117	576	5,176	730
Non-cash equity-based compensation(3)	979	483	2,084	1,456
Supply chain optimization(4)	-	(3)	—	989
Non-recurring costs(5)	287	145	10,529	865
Acquisition amortization(6)	6,811	5,606	20,430	16,819
Tax effect of adjustments(7)	2,488	(3,327)	(4,615)	(6,148)
One-time tax expense items(8)	(2,394)	—	(2,074)	—
Adjusted net income	$7,142	$9,610	$41,267	$33,291

(1)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction. For the 13 weeks and 39 weeks ended September 25, 2021, $298 and $298, respectively, are included in cost of sales, and $170 and $3,680, respectively, are included in total operating expenses. For the 13 weeks and 39 weeks ended September 26, 2020, these costs are included in total operating expenses.
(2)	Consists of costs associated with preparing for an IPO, primarily comprised of professional fees. For all periods presented, these costs are included in total operating expenses.
(3)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees. For all periods presented, these costs are included in total operating expenses.
(4)	Consists of expenses for professional fees related to supply-chain manufacturing optimization and costs associated with SKU rationalization and certain other strategic initiatives. For the 13 weeks and 39 weeks ended September 25, 2021, all costs are included in total operating expenses. For the 13 weeks and 39 weeks ended September 26, 2020, $0 and $586, respectively, are included in cost of sales, and ($3) and $403, respectively, are included in total operating expenses.
(5)	Consists of costs related to loss on extinguishment of debt, costs associated with the dividend, an ERP implementation related to integrating acquisitions, employee separation costs, and legal settlement and other costs related to the exit of facilities. For all periods presented, these costs are included in total operating expenses.
(6)	Amortization costs associated with acquired trade names and customer lists.

(7)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(8)	Represents the removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate and the removal of the tax effect of non-deductible transaction costs.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities and proceeds from equity offerings. As of September 25, 2021, we had cash and equivalents of $43.1 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, lease obligations and principal and interest payments on our debt. We estimate that our capital expenditures will be approximately $12 million to $14 million in fiscal 2021, which we plan to fund with cash generated from our operating activities.

We have purchase commitments of approximately $11.4 million and $5.9 million to third-party and related-party manufacturers and suppliers, respectively, over the next twelve months, primarily for materials and supplies used in the manufacture of our products.

The capital lease liability for our Bellvue, Colorado facility at September 25, 2021 was $6.8 million, recorded net of imputed interest of $14.9 million. The current portion of the capital lease liability of $20.8 thousand is included in current portion of long-term debt and the long-term portion of $6.8 million is recorded within long-term debt, net of debt issuance costs in the Condensed Consolidated Balance Sheets. The imputed interest rate is 7.9%.

As of September 27, 2021, we received $263.2 million from the closing of the IPO, and on October 5, we received an additional $39.5 million from the exercise of the underwriters’ option to purchase additional shares. These proceeds were used to pay off the $200.0 million Initial Second Lien Loans and prepay $99.2 million of the Initial First Lien Term Loans. As a result of the prepayment on the Initial First Lien Term Loans, all future principal payments have been eliminated for the remaining term of the loan. In addition, we expect interest expense will be decreased by approximately $22 million over the next 12 months based on the current interest rate, due to the total reduction of $299.2 million in debt. Our total indebtedness was $487.9 million as of October 8, 2021.

We believe that our cash flow from operations, availability under our Revolving Facility and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. We may incur additional debt or sell additional equity to finance future acquisitions, which would result in additional expenses or dilution.

Credit Facilities and Unused Borrowing Capacity

On June 8, 2021, Sovos Intermediate (the “Borrower”) entered into (i) the First Lien Credit Agreement, pursuant to which the First Lien Lenders agreed to provide senior secured credit facilities, consisting of (a) an initial first lien term loan facility in an original principal amount of $580.0 million (the “Initial First Lien Term Loan Facility” and the loans thereunder, the “Initial First Lien Term Loans”) and (b) a revolving facility in an original principal amount of $125.0 million (the “Revolving Facility” and the loans thereunder, the “Initial Revolving Loans”), including a letter of credit facility with a $45.0 million sublimit, and (ii) the Second Lien Credit Agreement, pursuant to which the Second Lien Lenders agreed to provide a second lien secured credit facility, consisting of an initial term loan facility in an original principal amount of $200.0 million (the “Initial Second Lien Facility” and the loans thereunder, the “Initial Second Lien Loans”, and together with the Initial First Lien Term Loans and the Initial Revolving Loans, collectively, the “Credit Facilities”). We used the proceeds of the Initial First Lien Term Loans and the Initial Second Lien Loans to repay the full amounts outstanding under our Senior Credit Facilities and finance a dividend of $400.0 million to the sole stockholder of Sovos Intermediate, which was ultimately distributed to the limited partners of Sovos Brands Limited Partnership (the “Limited Partnership”). Our Senior Credit Facilities consisted of (i) an initial term loan facility in an original principal amount equal to $280.0 million, (ii) a revolving credit facility in an original principal amount equal to $45.0 million, including a letter of credit facility with a $15.0 million sublimit, and (iii) an incremental term loan commitment in an original principal amount equal to $100.0 million (collectively, the “Senior Credit Facilities”).

The interest rate for the Initial First Lien Term Loans and the Initial Revolving Loans is (at the Borrower's option) either (a) LIBO Rate (as defined in the First Lien Credit Agreement) plus the applicable LIBO Rate spread or (b) Alternate Base Rate (as defined in the First Lien Credit Agreement) plus the applicable Alternate Base Rate spread. The interest rate for the Initial Second Lien Loans is (at the Borrower’s option) either (a) the LIBO Rate (as defined in the Second Lien Credit Agreement) plus 8.00% per annum or (b) the Alternate Base Rate (as defined in the Second Lien Credit Agreement) plus 7.00% per annum. The Initial First Lien Term Loans mature on June 8, 2028; the Initial Revolving Loans mature on June 8, 2026 and the Initial Second Lien Loans mature on June 8, 2029.

As of September 25, 2021, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of September 25, 2021 or December 26, 2020. As of September 25, 2021, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 5.00%, and the effective interest rate for the Initial Second Lien Loans was 8.75%. As of December 26, 2020, the effective interest rate for the Incremental Term Loan and the 2018 Term Loan was 5.70%.

The Credit Facilities contain various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loans. As of September 25, 2021, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement. On September 27, 2021, using net proceeds of the IPO, we paid the full outstanding principal balance on the Initial Second Lien Loans of $200.0 million. Upon the repayment of the loan, we are no longer subject to the debt covenants associated with the Second Lien Credit Agreement. As of December 26, 2020, the Company was compliant with its financial covenants under the Amended Credit Agreement, and no cash was required to be paid on the Incremental Term Loan and 2018 Term Loan.

Long-term debt as of September 25, 2021 consisted of the following:

	September 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$580,000	$(7,985)	$572,015
Initial Second Lien Facility	200,000	(4,308)	195,692
Revolving Facility	—	—	—
Finance lease liabilities	7,113	—	7,113
Total debt	$787,113	$(12,293)	774,820
Less: current portion of long-term debt			5,800
Less: current portion of finance lease liabilities			97
Total long-term debt			$768,923

Long-term debt as of December 26, 2020 consisted of the following:

	December 26, 2020
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Senior debt	$374,146	$(10,282)	$363,864
Revolver	—	—	—
Total debt	$374,146	$(10,282)	363,864
Less: current portion of long-term debt			3,818
Total long-term debt			$360,046

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	39 Weeks Ended
(In thousands)	September 25, 2021	September 26, 2020
Cash provided by (used in):
Operating activities	$18,305	$52,784
Investing activities	(5,111)	(2,905)
Financing activities	(7,105)	(1,528)
Change in cash and cash equivalents	$6,089	$48,351

Cash Provided by Operating Activities

Cash provided by operating activities was $18.3 million for the 39 weeks ended September 25, 2021, a decrease of $34.5 million from $52.8 million for the 39 weeks ended September 26, 2020. The decrease was primarily due to an increase of the use of cash in operating assets and liabilities of $45.9 million in the 39 weeks ended September 25, 2021 compared to the same period in 2020. This was primarily due to a decrease of $19.3 million in accrued expenses as a result of payments of incentive compensation, accrued interest and professional fees. There was also a $9.6 million increase in the use of cash for inventory, including replenishment due to low inventory levels from high COVID-19 demand in the previous year, an $8.5 million increase in accounts receivable balances resulting from increased sales volume, a $6.0 million decrease in prepaid expenses related to payments of capitalized IPO costs, and $2.1 million increase in operating lease liabilities as a result of our current year adoption of ASC 842. In addition, the decrease was due to a $5.5 million decrease in net income. These increases in the use of cash were partially offset by cash provided by a $17.0 million increase in non-cash charges. The increase in non-cash charges are primarily related to the $9.7 million loss on extinguishment of debt from the June 8, 2021 debt refinance, a $3.6 million increase in amortization of intangibles related to the Birch Benders Acquisition, a $2.3 million increase in deferred income taxes and a $1.7 million increase in non-cash operating lease expense as a result of our current year adoption of ASC 842.

Cash Used in Investing Activities

Cash used in investing activities was $5.1 million for the 39 weeks ended September 25, 2021, an increase of $2.2 million from $2.9 million for the 39 weeks ended September 26, 2020. The increase in cash used by investing activities was related to increased capital expenditures for the 39 weeks ended September 25, 2021, primarily due to the addition of a production line and a freezer upgrade at our Austin, Texas manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $7.1 million for the 39 weeks ended September 25, 2021, an increase of $5.6 million from cash used in financing activities of $1.5 million for the 39 weeks ended September 26, 2020. The increase in cash used in financing activities was primarily due to repayments of the Senior Credit Facilities of $374.1 million and a dividend payment of $400.0 million, largely offset by proceeds from the Credit Facilities of $769.1 million.

Off-Balance Sheet Arrangements

As of September 25, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our audited consolidated financial statements as of December 26, 2020 included in our Prospectus filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2021 (“Prospectus”). Changes to our critical accounting policies since December 26, 2020 and further information regarding recently issued accounting pronouncements are discussed in Note 2. Summary of Significant Accounting Policies, to the condensed consolidated financial statements in this report.

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Prospectus and Note 2. Summary of Significant Accounting Policies, to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the quarter ended September 25, 2021, we experienced increased cost of sales, as a percentage of net sales, including higher freight and shipping costs and raw material costs. We continue to expect higher inflation and distribution costs given the tight global supply chain. Consistent with the industry, we are seeing cost increases in several raw materials like milk, fruit, resin, and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports as well as intermodal and trucking delays, which have resulted in long lead times and higher logistics costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of September 25, 2021, we had $780.0 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. Based upon our principal amount of long-term debt outstanding at September 25, 2021, less the $200 million payoff of our Initial Second Lien Loans on September 27, 2021 and the $59.7 million and $39.5 million paydowns on our Initial First Lien Term Loans on September 29, 2021 and October 8, 2021, respectively, a hypothetical 1% increase or decrease in average interest rates would impact our annual interest expense in the next year by approximately $4.9 million.

Item 4.Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

This Form 10-Q does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including lawsuits or claims relating to product labelling, product recalls and product liability as well as the marketing of our products, intellectual property, contracts, employment matters, environmental matters or other aspects of our business. We are not currently a party to any actions the outcome of which would, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations if determined adversely to us.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider each of the following risk factors, as well as all other information contained in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the following risks could materially and adversely affect our business, financial condition, results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties including those described at length below. These risks include, among others, the following which we consider to be our most material risks:

●	competition in the packaged food industry and our product categories;
●	the COVID-19 pandemic and associated effects;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	our inability to effectively manage our growth;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to expand household penetration and successfully market our products;
●	erosion of the reputation of one or more of our brands;
●	issues with the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, perform poorly or declare bankruptcy;
●	our vulnerability to decreases in the supply of and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events on our manufacturing facilities, co-packers or raw material supplies;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our level of indebtedness under our First Lien Credit Agreement, which as of October 8, 2021 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement (as defined herein); and
●	the interests of Advent may differ from those of public stockholders.

Risks Related to Our Business and Our Industry

The packaged food industry is highly competitive. Our product categories face a high level of competition, which could have a material adverse effect on our business, financial condition and results of operations.

The packaged food industry is highly competitive. Numerous brands and products, including private label products and insurgent brands, compete for shelf space and sales, with competition based primarily on product quality and taste, convenience, price, trade promotion, brand recognition and loyalty, customer service, effective consumer advertising and promotional activities, access to shelf space and the ability to identify and satisfy emerging consumer preferences.

We compete with a significant number of companies of varying sizes, including large multi-brand consumer packaged food companies, smaller product-focused companies, emerging companies and dairy products- and dairy alternative-focused companies. Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. Many of these large multi- brand competitors have substantial financial, marketing, research and development and other resources and we may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors. Competing large multi-brand consumer packaged food companies, including B&G Foods, Inc., Barilla Holding S.p.A., Campbell Soup Company, Conagra Brands, Inc., Continental Mills, Inc., General Mills, Inc., The Hain Celestial Group, Inc., the J.M. Smucker Company, the Kellogg Company, The Kraft Heinz Company, Mizkan Holdings, Nestle S.A. and PepsiCo, Inc. may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with smaller and more product-focused companies, including Amy’s Kitchen, Bob’s Red Mill Natural Foods, Inc., G.L. Mezzetta, Inc., Kodiak Cakes, LLC, Newman’s Own, Inc. and Van’s International Foods, which may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences. Smaller insurgent brands we compete with may develop a customer base and customer loyalty quickly. In addition, we compete against companies focused on dairy and dairy-alternative products, such as Chobani, LLC, Danone S.A., Fage International S.A. and The Lactalis Group.

Competitive pressures may restrict our ability to increase prices and maintain such price increases in response to commodity and other cost increases. Failure to effectively assess, timely change and properly set pricing, promotions or incentives may negatively impact our ability to achieve the objectives of such price increases.

In addition, reduced barriers to entry, easier access to funding and factors associated with the COVID-19 pandemic, such as increased cash flows caused by spikes in consumer demand and efforts by retailers to reduce the numbers of SKUs on their shelves, could cause competition to intensify. Our Rao’s Made for Home and Michael Angelo’s frozen products may compete with each other, and most retailers also offer private label products that also compete for retail shelf space and consumer purchases. As a result of competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share. The inability to increase our market share, the loss of market share to our competitors and increased costs associated with increasing our market share or protecting our existing market share could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and associated responses could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Although our business has benefitted from some of these measures, the impact and associated responses of the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations in a number of ways, including but not limited to:

●	shutdown of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain, including but not limited to as a result of illness, government restrictions or other workforce disruptions;
●	the failure of third parties on which we rely, including but not limited to third parties that supply our co- packed products, raw materials, packaging materials and other necessary operating materials, to meet their obligations to us, or significant disruptions in their ability to do so;
●	increased costs and limited supply as well as a strain on our supply chain, which could result from continued increased customer and consumer demand for our products;
●	a disruption to the production of our products in Italy and delays in shipment of our products from Italy, including those caused by reduced shipping container availability or congestion at the ports where we or our co-packer do business;
●	a disruption to our distribution capabilities or to our distribution channels, including those of our suppliers, co-packers, logistics service providers or third-party distributors;
●	a disruption to, and increased costs of, distribution and transportation of our frozen and refrigerated products due to the frozen or refrigerated transportation required for distribution of a COVID-19 vaccine;
●	reductions in the availability of one or more of our products as we prioritize the production of other products due to increased demand;
●	a disruption to the operability or availability of our equipment, including equipment necessary to expand our or our co-packers’ and suppliers’ production capacity;
●	changes to and delays in our product innovation efforts;
●	new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, which could prevent or disrupt our business operations;
●	a significant portion of our workforce, including our management team, could become unable to work as a result of illness, or the attention of our management team could be diverted if key employees become ill from COVID-19 and unable to work;
●	higher costs in certain areas, such as front-line employee compensation, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which could continue or could increase in these or other areas;
●	the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, decrease in demand due to the easing of governmental authority restrictions and business closings or decrease in pantry-loading activity;
●	a change in demand for or availability of our products as a result of retailers, distributors or carriers modifying their inventory, fulfillment or shipping practices;
●	an inability to effectively modify our trade promotion and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-store visits and travel restrictions;
●	a shift in consumer spending as a result of an economic downturn could result in consumers purchasing more generic, private label or lower-price products or foregoing certain purchases altogether;
●	an increased reliance on our information technology systems due to many employees working remotely, which could cause us to be increasingly susceptible to cyberattacks and other cyber incidents; and
●	continued business disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time, which could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve anticipated cost savings and efficiency initiatives on the original timelines.

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included in this section. The ultimate impact of the COVID-19 pandemic depends on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could have a material adverse effect on our business, financial condition and results of operations. Additionally, a decrease in at-home eating after the COVID-19 pandemic or reduction of related restrictions could negatively impact the categories in which we compete and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulties identifying, consummating or integrating new acquisitions or realizing the projected benefits of acquisitions.

A core part of our strategy is to grow through acquisitions. We successfully completed the Birch Benders Acquisition and the Noosa Acquisition in October 2020 and November 2018, respectively, and we expect to pursue additional acquisitions. However, we may be unable to identify and consummate additional acquisitions, and we may incur significant transaction costs for acquisitions that we do not complete. Brands are often sold through an auction process, and although we may invest significant resources and devote considerable amounts of time to the auction process, we may not be the winning bidder.

In addition, we may not successfully integrate and manage brands that we acquire or achieve anticipated cost savings and targeted synergies from acquisitions in the timeframe we anticipate or at all. Acquisitions involve numerous risks, including difficulties in assimilating and realizing targeted synergies in the sales, distribution, purchasing, manufacturing and warehousing capabilities of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. We may not successfully complete our integration of the Birch Benders business, and realization of the expected benefits from the Birch Benders Acquisition will depend, in part, on our ability to realize the projected growth opportunities and cost synergies as a result of the acquisition. Our projections for the Birch Benders Acquisition were based on assumptions which may not be reliable or accurate and may be impacted by uncertainties, including those related to the COVID-19 pandemic. Projected growth opportunities could require a greater-than-anticipated amount of trade and promotional spending. There can be no assurance that we will successfully or efficiently integrate any brands that we may acquire in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. Future acquisitions by us could also result in our issuing additional equity securities, which could be dilutive to our then existing stockholders, as well as incurring substantial additional indebtedness, exposure to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Financial market conditions may impede our access to, or increase the cost of, financing for acquisitions.

The COVID-19 pandemic has increased volatility and pricing in the capital markets, and any future financial market disruptions or tightening of the credit markets may make it more difficult for us to obtain financing on terms we find acceptable for acquisitions or other purposes or increase the cost of obtaining financing. In addition, our future borrowing costs may be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics, such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing when needed or on terms we find acceptable. Limited access to or increased cost associated with financing acquisitions may limit our ability to acquire additional brands, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to effectively manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history as a combined company due to our recent completions of the Birch Benders Acquisition and the Noosa Acquisition in October 2020 and November 2018, respectively. Our rapid growth has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, supply chain, quality control, regulatory support, customer service, sales force management and general and financial administration. As we continue to grow and acquire brands, we will need to continue building our operational, financial and management controls as well as our reporting systems and procedures. Managing our planned growth effectively may require us to:

●	enhance our facilities and purchase additional equipment at our facilities;
●	upgrade or enhance our information technology systems; and
●	successfully hire, train and motivate additional employees.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business, financial condition and results of operations.

Our future growth and continued success depend upon consumer preferences for our products, which could change. If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Our business is primarily focused on sales of premium, on-trend and high-quality products, and a future decrease in consumer demand for such products could have a material adverse effect on our business, financial condition and results of operations. Consumer demand could change based on a number of possible factors, including dietary and nutritional values, such as the popularity of “keto” and “paleo” diets, and lifestyle habits, such as a potential shift away from eating at home; concerns regarding the health effects of ingredients; product packaging preferences; and factors associated with an economic downturn or the COVID-19 pandemic, such as increased unemployment, decreases in disposable income and declines in consumer confidence. While we continue to diversify our product offerings, developing new products entails risks. A failure to offer products that consumers want to buy, accurately predict which shifts in consumer preferences will be long-lasting or introduce new and improved products to satisfy those preferences could have a material adverse effect on our business, financial condition and results of operations. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. A failure to anticipate and respond to changes in consumer preferences or a significant shift in consumer demand away from our products could reduce the sales of our brands or our market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully introduce new products or if recently launched products do not meet expectations or are de-listed or discontinued, it could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on anticipating changes in consumer preferences and successful new product development and product launches in both our existing and adjacent market categories in response to such changes. Trends within the packaged food industry change often, and failure to identify and react to changes in these trends, could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. In addition, our misperception of the acceptance of our brands, or brands that we may acquire in the future, could limit our ability to innovate in adjacent market categories. While we devote significant efforts to the development of new products and to the research, development and technology process functions of our business, we may underestimate the costs of new products or we may not be successful in developing new products cost-effectively or at all. We could incur significant costs, including for slotting, for products that are commercially successful as well as for products that may initially gain customer or consumer acceptance but are ultimately unsuccessful. The success of our innovation and product improvement efforts is affected by our ability to anticipate changes in consumers’ preferences; the level of funding that can be made available; the technical capability of our research and development staff in developing, formulating and testing product prototypes; our compliance with governmental regulations; and the success of our management in introducing the resulting new products or improvements in a timely manner.

Even if we are successful in introducing new or recently launched products, sales generated by new products could cause a decline in sales of our existing products, or new products could have lower margins than our existing products. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets, and a failure to do so effectively could have a material adverse effect on our business, financial condition and results of operations.

Our sales and profit growth are dependent on our ability to expand existing market penetration and enter into new markets. If we are unable to increase distribution of our products, it could adversely affect our ability to grow our business.

Successful growth depends on our ability to secure increased distribution of our products by adding new customers, increasing the number of stores that sell our products, increasing the number of our products our customers offer for sale and enhancing our product portfolio with innovative and profitable products. This growth would also include expanding our retail shelf placement and priority as well as increasing access to alternative retail channels, such as e-commerce retailers, to sell our products. If our customers reduce the frequency of their shelf resets, whether as a result of increased labor costs, labor shortages or other factors, or decrease the shelf space devoted to the categories in which we compete, our ability to expand distribution of our products could be adversely impacted. The COVID-19 pandemic impacted our product innovation and growth efforts in fiscal 2020 as a result of our customers modifying their shelf reset timings, reducing in store-displays and promotional activities and shifting their ordering patterns. Additionally, the COVID-19 pandemic caused our customers to focus on ensuring that key products remain in stock. To the extent customers continue to focus on ensuring shelf space for key products, future shelf- space opportunities for new products may be impacted. Our inability to successfully increase distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

Our sales and profit growth are dependent on our ability to expand household penetration and the success of our marketing programs. If we are unable to increase household penetration of our products, it could adversely affect our ability to grow our business.

Successful growth depends on our ability to increase our household penetration by reaching new consumers and on our ability to increase purchases by existing consumers of our products, and we seek to maintain and improve our brand image through marketing investments, including advertising and consumer promotions. However, retailers and our competitors may continue to aggressively market their branded and private label products, which could reduce demand for our products. To compete effectively, increase our household penetration, increase purchases by our existing consumers and maintain and improve our brand image, we may need to increase or reallocate spending on marketing and promotional activities, such as rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. These expenditures are subject to risks, including risks related to consumer acceptance of our efforts, the rapidly changing media environment, costs of advertising through social and digital media outlets and consumers’ use of the social and digital media outlets where we market our brands. We rely primarily on social media and online dissemination of our advertising campaigns, and the success of our brands, and our growth, may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or drive frequency of purchase. Our inability to successfully increase household penetration of our products or increase purchases by our existing consumers could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns could limit consumer and customer demand for our products.

The willingness of consumers to purchase our products depends in part on changes in local, national and global economic conditions. Deteriorating economic and political conditions in our major markets, such as increased unemployment, decreases in disposable income and declines in consumer confidence, whether as a result of the COVID-19 pandemic or other factors, could cause a decrease in demand for our overall product set, particularly higher priced products.

In an economic downturn, consumers may purchase more generic, private label and other products that are lower in price than our products and may forego certain purchases altogether. Consumers may reduce the number of premium products that they purchase where there are mid-tier alternatives, given that premium products generally have higher retail prices than their mid-tier counterparts. Due to changes in consumer demand, we could experience a reduction in sales, a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. Our customers may also become more conservative in response to these conditions and seek to reduce their inventories or change their shelf sets to prioritize lower- price products. In addition, as a result of economic conditions or competition, we may be unable to raise our prices sufficiently to protect margins. The impacts of an economic downturn and the COVID-19 pandemic may be greater than we expect, and demand for our products may not meet our expectations in the future following the end of an economic downturn or the COVID-19 pandemic. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly concentrated in the United States, with little global diversification.

Our operations and our customers are mainly in the United States and, therefore, we are particularly susceptible to consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of key raw materials, adverse regulations, the economic climate and other adverse events in the United States. The concentration of our businesses in the United States could present challenges and increases the likelihood that an adverse event in the United States would have a material adverse effect on our business, financial condition and results of operations.

Erosion of the reputation of one or more of our brands could have a material adverse effect on our business, financial condition and results of operations.

Maintaining and continually enhancing the value of our brands is critical to the success of our business, and consumer perceptions have a significant impact on the value of our brands. Our reputation could be adversely impacted by any of the following, or by negative publicity (whether or not valid) relating thereto: the failure to maintain high standards for the quality of our products; concerns about food safety, product recalls or other issues, such as product contamination, mislabeling or tampering; the failure to meet ethical, social and environmental expectations or standards for all of our operations, activities, employees or co-packers; the failure to achieve any stated goals with respect to the nutritional or ingredient profile of our products; the loss of third-party certifications for certain of our products as, for example, “gluten-free,” “non-GMO” or “organic;” our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use and waste management. A failure to comply with laws and regulations, maintain an effective system of internal controls or provide accurate and timely financial information could also hurt our reputation.

In particular, a significant product recall or any assertion that our products caused injury, illness or death could result in negative publicity, damage to our reputation with existing and potential customers or our brand image and loss of consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category or customers may cancel orders for such products as a result of such events. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time, and we could suffer losses from a significant adverse product liability judgment.

Further, the widespread use of social and digital media by consumers has increased the speed and extent that information or misinformation and opinions can be shared, and negative posts or comments about us or our brands, employees, co-packers, products or packaging on social or digital media could seriously damage the value of our brands. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. If we fail to adequately respond to any consumer concerns, we could suffer lost sales and damage our brand image or our reputation. Publicity concerning the health implications of food products generally, or changes in public perception of certain ingredients, packaging or food products, such as “keto” products, could negatively influence consumer perception and acceptance of our products and marketing programs. Damage to our reputation or loss of consumer confidence in the safety or quality our products for any of these or other reasons could result in decreased demand for our products, harm our ability to maintain premium pricing over private label products and have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

A substantial amount of our net sales and EBITDA comes from our Dinners and Sauces operating segment, and a slow-down or decrease in sales of Rao’s sauce products could have a material adverse effect on our business, financial condition and results of operations.

A substantial amount of our net sales is derived from our Dinners and Sauces operating segment. Sales of products in our Dinners and Sauces operating segment, which includes our Rao’s sauce products, represented approximately 70% of our net sales in fiscal 2020. We believe that sales of products in our Dinners and Sauces operating segment will continue to constitute a substantial amount of our net sales for the foreseeable future. If we gain or maintain our market share in the market for products in our Dinners and Sauces operating segment, such as our Rao’s sauce products, competitors, including companies with greater resources and more substantial operations than us, could respond by increasing competition in this market. Our business, financial condition and results of operations would be harmed by a decline in the market for products in our Dinners and Sauces operating segment, increased competition in the market for those products, disruptions in our ability to procure those products (whether due to manufacturer inability, supply chain failures or otherwise) or our failure or inability to provide sufficient investment to support and market, promote and display those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.

Due to seasonality or changes in our promotional activities, our revenue and operating results may vary from quarter to quarter.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations due to the seasonal nature of our business. Consumer purchasing patterns are impacted by seasonal factors, including weather and holidays. Seasonality could cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year results. Seasonality also impacts relative net sales and profitability of each quarter of the year, both on a quarter-to-quarter and year-over- year basis. If we fail to effectively manage our inventories or fluctuations in business as a result of promotional activities or other factors, seasonality could have a material adverse effect on our business, financial condition and results of operations.

We rely on the performance of major retailers, wholesalers, distributors and mass merchants for the success of our business, and if they give higher priority to other brands or products, perform poorly or declare bankruptcy, it could have a material adverse effect on our business, financial condition and results of operations.

We sell our products principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, specialty food distributors, military commissaries and non-food outlets, such as drug store chains, dollar stores and e-commerce retailers. The poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could have a material adverse effect on our business, financial condition and results of operations.

In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support or shelf space or may replace our branded products with private label products. For example, in 2020, one club retailer chose to discontinue carrying our Michael Angelo’s lasagna, electing to only carry the leading national brand and its private label brand. Such risks may be particularly acute in historically declining market categories, such as yogurt. Emerging alternative retail channels, such as online- only grocery delivery services, also continue to evolve and impact the packaged food industry. The performance of major retailers, wholesalers, specialty distributors and mass merchants and their prioritization of our brands could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to grow or maintain our profitability in the face of a consolidating retail environment, and the loss of any of our largest customers could have a material adverse effect on our business, financial condition and results of operations.

In fiscal 2020, our largest customers, Costco Wholesale Corporation, Walmart Inc. and KeHE Distributors, LLC (“KeHE”), accounted for approximately 16%, 13% and 11%, respectively, of our gross sales, and our top four largest customers together accounted for approximately 48% of our gross sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us, and make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. As the retail grocery trade continues to consolidate and our customers grow larger and become more sophisticated, our customers may demand lower pricing, increased promotional programs, increased deductions and allowances and consistent terms or a single ordering system. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms, as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

Further, our customers are seeking to improve their profitability through improving efficiency, reducing their inventories, changing their shelf sets, reducing the number of brands they carry and increasing their emphasis on products that hold either the number one or number two market position and increasing their reliance on private label products, their own brand name products and generic and other economy brands. A focus by our customers on ensuring shelf space for the most popular products to avoid out-of-stocks accelerated due to the COVID-19 pandemic and may continue to accelerate. If we fail to use our sales and marketing expertise to maintain and grow retail shelf space or priority for our products, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, alternative retail channels, such as e-commerce retailers (including key retailers with integrated traditional and digital operations and online-only grocery delivery services), subscription services, discount and dollar stores, direct-to-consumer brands, limited assortment specialty retailers, drug stores and club stores, have become more prevalent. Substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. This trend away from traditional retail grocery, and towards such channels, is expected to continue in the future. We have seen a shift in consumption towards the e-commerce channel during the COVID-19 pandemic and may see a more substantial shift in the future. Typically, products we sell via the e-commerce channel present unique challenges in order fulfillment. Securing trial of our products by new consumers may be challenging in e-commerce settings if consumers focus on re-ordering products that they customarily consume. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. In addition, these alternative retail channels may create consumer price deflation, affecting our customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as e-commerce retailers, take significant share away from traditional retailers, this could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in expanding sales in alternative retail channels, it could have a material adverse effect on our business, financial condition and results of operations.

Any future financial market disruptions or tightening of the credit markets could expose us to additional credit risks from customers and supply risks from suppliers and co-packers.

Any future financial market disruptions or tightening of the credit markets could result in some of our customers experiencing a significant decline in profits and/or reduced liquidity, and a significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and limit our ability to collect receivables. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

A significant adverse change in the financial and/or credit position of one of our suppliers or co- packers or a significant change in the Euro to U.S. dollar exchange rate that adversely affects one of our suppliers or co-packers could result in an interruption to the supply of our products and increased costs. This could have a material adverse effect on our business, financial condition and results of operations.

We are vulnerable to decreases in the supply of and increases in the price of ingredients and other materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs through cost savings initiatives or pricing.

We purchase raw materials, including agricultural products, whole milk, almond and other flours, tomatoes, cheese, chicken and meat, and other ingredients, such as fruit preparations, from growers, commodity processors, ingredient suppliers and other food companies located primarily in the United States. We also purchase packaging materials, including tubs, caps and lids, trays, labels, corrugated cardboard, cartons and other packaging, from packaging manufacturers located primarily in the United States. Our co- manufacturers also purchase ingredients and packaging materials and can pass along cost increases to us subject, in some instances, to certain contractual limitations. Ingredients and packaging materials are subject to increases in price attributable to a number of factors, including drought and excessive rain, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, crop size, cattle cycles, herd and flock disease, crop disease and crop pests and trade disputes, tariffs or sanctions. Certain ingredients used in some of our products are organic or non-GMO, and organic and non-GMO raw materials may be subject to additional pressures from increased demand or greater supply vulnerability. We are particularly vulnerable to agricultural disasters or pestilence resulting in price increases associated with the tomato crops in Italy and the United States, the eggplant crop in the United States and Mexico, the production of milk in the United States, honey production in the United States and Canada and powdered egg supply because of our and our co-packers’ large purchases of these materials. Crop disease and crop pests, such as insects, plant diseases and fungi, as well as herd and flock diseases, such as mad cow disease, swine influenza and avian influenza, and issues impacting pollinators and bee colonies, could impact the cost and availability of the agricultural products, meat, poultry and eggs used in our products. Factors associated with the COVID-19 pandemic have resulted in increased demand for and disrupted supply of some ingredients and packaging materials. Fluctuations in commodity prices can lead to retail price volatility and increased price competition and can influence consumer and trade buying patterns.

In addition, the costs of labor, manufacturing, energy, fuel and packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into supply contracts and advance commodities purchase agreements from time to time and implementing cost saving measures. Our suppliers may also close, causing us to seek suitable suppliers elsewhere. Factors associated with the COVID-19 pandemic have resulted in increased demand for transportation, and due to the frozen or refrigerated transportation required for distribution of a COVID-19 vaccine, the availability and cost of transportation for our products could be impacted. Moreover, we are exposed to higher costs in certain areas, such as front-line employee compensation as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, due to the COVID-19 pandemic. Third parties, such as co-packers, suppliers, distributors, retailers and transportation companies, are subject to similar cost pressures and may seek to pass these increased costs on to us. Competition for co- packers, including increased demand for co-packed products, could also increase the costs of manufacturing and packing our products.

Further, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. We recently announced that we will increase prices for Rao’s sauces, which could adversely impact demand and sales. To the extent we are unable to offset present and future cost increases related to the production and distribution of our products, it could have a material adverse effect on our business, financial condition and results of operations.

Severe weather conditions, natural disasters and other natural events can affect our manufacturing facilities, co- packers, raw material supplies or logistics and could have a material adverse effect on our business, financial condition and results of operations.

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, fires, hurricanes, earthquakes, extreme temperature events, volcanic eruptions, pestilence or health pandemics, such as the COVID-19 pandemic, may affect the supply of the raw materials that we (or our co-packers) use for our products, our manufacturing facilities, our operations or the operations of third-party co-packers, transportation companies or retailers or access to ports used to import our products. For example, our yogurt plant in Colorado, which is the sole manufacturing location of our noosa spoonable yogurts, is located in a region which is affected by fires, and production at our Texas facility was temporarily interrupted in February 2021 due to severe weather conditions. La Regina di San Marzano USA, Inc. (together with its subsidiaries and affiliates, “La Regina”), the third-party co-packer that produces the substantial majority of our Rao’s Homemade sauce products, is located near Mount Vesuvius, an active volcano. Additionally, earthquakes in California, where many of our key personnel reside, could result in office closures or impact the communications infrastructure, impacting the ability of key personnel to operate our business. Competing manufacturers and co-packers may be affected differently by weather conditions, natural disasters or other natural events, depending on the location of their supplies and facilities. If our supplies of ingredients, packaging materials or finished goods are delayed or reduced, or if our or our co-packers’ manufacturing capabilities are disrupted, we may not be able to find adequate supplemental supply sources or alternative manufacturers on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, water scarcity or legal, regulatory or market measures to address climate change or water scarcity could have a material adverse effect on our business, financial condition and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as whole milk, tomatoes, fruit, honey and eggplant. For example, we rely on the successful harvest of tomatoes in both the United States and Italy and purchase large quantities of eggplant, and tomato or eggplant crop sizes and quality could be adversely impacted by climate change, which in turn could harm our supply of raw materials, increase our cost of transporting and storing raw materials or disrupt the production of our products. In addition, our operations and the operations of our co- packers are dependent on the availability of water. As a result of climate change, we or our co-packers may be subject to decreased availability or less favorable pricing for water, which could impact our manufacturing or other operations.

The increasing concern over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulations are enacted and are more aggressive than the sustainability measures that we or our co- packers are already pursuing, we or our co-packers may experience significant increases in our manufacturing and distribution costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or increased concern over climate change could have a material adverse effect on our business, financial condition and results of operations.

Failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Our operations, and the operations of certain of our co-packers and other supplies, are subject to extensive regulation by the Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Federal Trade Commission (“FTC”) and various other federal, state, local and foreign authorities where our products are produced or sold. We and our co-packers are also subject to U.S. laws affecting operations outside of the United States, including anti-bribery laws, such as the Foreign Corrupt Practices Act (“FCPA”), and state laws, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”). Failure by us or any of our co-packers or other suppliers to comply with applicable laws and regulations, or allegations of compliance failure, may disrupt operations, expose us to potential fines and cause us to incur costs to ensure compliance.

Any changes in the laws and regulations to which we or our co-packers and other suppliers are subject, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted, could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, adversely impact how we are able to market our products, require us to change or reformulate products or expose us to additional risk of liabilities and claims. For example, if FDA or other regulations restrict us from labeling and marketing certain product attributes, such as “net carb” count or “keto,” we may be unable to effectively reach our target consumer for certain of our Birch Benders products or promote what we believe to be the key differentiating attributes for those products. Failure by us or our co-packers and other suppliers to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which have a material adverse effect on our business, financial condition and results of operations.

Governmental and administrative bodies within the United States are considering a variety of tax, trade and other regulatory reforms, including tariffs on certain materials used in the manufacture of our products and tariffs on certain finished products. We regularly move data across state borders to conduct our operations and, consequently, are subject to a variety of laws and regulations in the United States regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations because they are continuously evolving and developing and may be interpreted and applied differently from state to state and may create inconsistent or conflicting requirements.

We and our co-packers and other suppliers are subject to various federal, state, local and foreign environmental laws and regulations. Our primary environmental compliance obligations relate to wastewater and solid waste generated by our manufacturing operations and ammonia and freon used in our refrigerant systems, all of which are subject to special handling requirements. In addition, as a current or former operator of real property, we may be liable for the cost to remove or remediate contamination resulting from the presence or release of hazardous substances from or on such property, whether or not we knew of or caused such contamination, and such liability may be joint and several. We also may be liable for costs of remediating contamination at off-site disposal or treatment facilities to which we arranged for the disposal or treatment of hazardous substances, without regard to whether we complied with applicable laws in doing so. Our failure to comply with environmental laws and regulations could subject us to lawsuits, administrative penalties and civil remedies. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants on our or any of our co-packers’ or other suppliers’ current and former properties, the potential exists for remediation, liability, indemnification and compliance costs to differ from our estimates. We cannot guarantee that our costs in relation to these matters, or compliance with environmental laws in general, will not exceed our established liabilities or otherwise have a material adverse effect on our business, financial condition and results of operations.

Future litigation may lead us to incur significant costs or harm our or our brands’ reputations.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, processing, manufacturing, storage, handling or transportation phases of production. We may become party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to product labeling, product recalls and product liability as well as the marketing of our products, intellectual property, contracts, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, and such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution that we have against others. Although we maintain insurance, including product liability insurance and product contamination insurance, in amounts we believe to be adequate, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. The outcome of litigation is often difficult to predict, and the outcome of future litigation could have a material adverse effect on our business, financial condition and results of operations.

Our cost savings and efficiency initiatives may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.

We are pursuing several cost-saving and efficiency initiatives, such as a trade efficiency project, category bids, supplier and co-packer negotiations, product reformulations, SKU rationalizations, increased automation and other efforts to simplify production and reduce costs. We are also working to leverage our scale as we grow our business, with products in three temperature states at retailers (refrigerated, frozen and shelf-stable), and reduce the amount of products that are sold to customers through distributors and increase our direct engagement with customers through our “go-direct” initiative.

However, certain of our initiatives may lead to increased costs in other aspects of our business, such as increased research and development, conversion, outsourcing or distribution costs, or cause other disruptions to our business. We must accurately predict costs, be efficient in executing any plans to achieve cost savings and operate efficiently in the highly-competitive packaged food industry. To capitalize on our efforts, we must carefully evaluate investments in our business and execute in those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from any cost-saving or efficiency initiatives or if such initiatives disrupt our business, it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain our key management personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. In particular, our Founder, President and Chief Executive Officer, Todd R. Lachman, is critical to our vision, strategic direction, culture, products and growth. We do not maintain key-man insurance for Mr. Lachman or any other member of our senior management team. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition and operating results. The departure of members of our key employees or senior management could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may in the future include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future, including current proposals in Congress to increase corporate taxes. New or revised tax legislation could negatively impact our current or future tax structure and effective tax rates.

A change in the assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or our intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

Our total assets include substantial goodwill and intangible assets, such as tradenames and trademarks. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when indicators of impairment exist. The annual goodwill and indefinite-lived intangible impairment test involves a qualitative evaluation and a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry- and company-specific factors and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit or indefinite- lived asset is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach to assess goodwill for impairment, we compare the fair value of the reporting unit to the carrying amount, including goodwill. For indefinite-lived intangible assets, impairment is assessed by comparing the fair value of the asset with its carrying value. In addition, we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the estimated fair value of the reporting unit or indefinite-lived asset is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit or indefinite-lived asset is judgmental in nature and involves the use of significant estimates and assumptions. Factors, such as future adverse changes in market conditions or poor operating results of these underlying assets, could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby requiring impairment charges in the future. We completed our annual impairment test for fiscal 2020 with no adjustments to the carrying values of goodwill and intangible assets. However, we recorded an impairment loss to Michael Angelo’s goodwill of approximately $14.4 million and an impairment loss to the Michael Angelo’s trade name, a definite-lived intangible asset, of approximately $2.8 million for our fiscal year ended December 28, 2019. If operating results for any of our other brands, including brands that we have recently acquired or may acquire in the future, deteriorate or fail to meet our projections or expectations, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors that could be affected by the COVID-19 pandemic or otherwise, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or intangible assets are impaired, although such determination would result in a non-cash charge to operations, could have a material adverse effect on our business, financial condition and results of operations.

If we do not maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results, which could have a material adverse effect on our business, financial condition and results of operations, and investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Sections 302, 404 and 906 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting in the future to the extent that we are no longer an emerging growth company or smaller reporting company.

If we are unable to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, the NASDAQ listing requirements and the covenants under our debt agreement regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults, accelerations or cross-accelerations under our debt agreement to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

We have related party transactions which present possible conflicts of interest.

We have engaged in related party transactions with our directors or related entities. For example, the Bellvue, Colorado facility where we manufacture all of our noosa spoonable yogurts is owned indirectly by Robert L. Graves, our Vice President, Strategic Initiatives and a member of our board of directors (the “Board”), and leased pursuant to a facilities lease agreement and a ground lease agreement that each expire on December 31, 2027 and contain options for extension for a total of 15 additional two-year extensions. In addition, the close proximity of our employees to the employees of Mr. Graves’ manufacturing facility and the interrelatedness of our operations with the operations of Mr. Graves’ manufacturing facility could expose us to risks or influence our business decisions. In all related party transactions, there is a risk that a related party’s influence may be such that the transaction terms could be viewed as favorable to that related party, even if we strive to ensure that the terms of the transaction are arms-length. The appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

Failure by us, or the third-party partners on which we rely, to maintain good employee relations could have a material adverse effect on our business, financial condition and results of operations.

We have approximately 615 employees. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our employees could harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, we rely on third parties whose employees may be, or may elect to be, represented by labor unions, and such disruptions in their operations could in turn have a material adverse effect on our business, financial condition and results of operations. Failure to maintain good relations with our employees, or the failure of third parties on which we rely to maintain good relations with their employees, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Distribution and Manufacturing

We are dependent on third-party distributors.

Third-party distributors purchase our products directly for their own account for resale, and we rely on sales made by or through these third-party distributors to customers. For instance, one of our largest customers, KeHE is also a distributor of our products. The loss of, or business disruption at, one or more of these distributors could have a material adverse effect on our business, financial condition and results of operations. Although we are striving to decrease our reliance on distributors for sales to certain customers as part of our “go-direct” cost-savings initiative, we may not be successful in this initiative, and this initiative may disrupt our relationships with our distributors who we rely on for the portion of our business that is conducted through distributors. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements could inhibit our ability to implement our business plan or impact our ability to maintain or successfully expand the distribution of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party co-packers for a significant portion of our manufacturing needs, including one co- packer for the substantial majority of our Rao’s Homemade sauce products. If our co-packers do not accept or fulfill purchase orders from us or we are unable to enter into additional or future co-packing agreements, it could have a material adverse effect on our business, financial condition and results of operations.

We rely upon co-packers for a significant portion of our manufacturing needs. Our success depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of high-quality, fiscally stable co-packers in the industry with the equipment and operational capabilities required to make our products, and many of our co-packing agreements do not include purchase or supply minimums. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, or if co-packers experience capacity issues or disruptions (whether as a result of the COVID-19 pandemic or otherwise), production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or delayed. To meet certain service level minimums for our customers and avoid financial penalties that could result from a failure to meet such minimums under our agreements with customers, we may incur additional expenses, including paying a premium for faster, more expensive transportation methods or agreeing to production premiums with our co-packers.

In addition, we rely on La Regina, a third-party co-packer, for the substantial majority of our Rao’s Homemade sauce products. La Regina currently produces our Rao’s Homemade sauce products in Italy. Any disruption to La Regina’s production or delivery of our Rao’s Homemade sauce products, whether due to the political environment in Italy, COVID-19 pandemic related government restrictions, agricultural disasters or pestilence in Italy, issues with production, events affecting ports in Italy or the United States or otherwise, could have a material adverse effect on our business, financial condition and results of operations. To facilitate La Regina’s establishment of a U.S. production location in Alma, Georgia, we have agreed to provide La Regina with exclusivity for the third-party production of certain of our products once this facility is qualified to begin production. However, because the Alma, Georgia production location will use tomatoes from Italy for the production of our Rao’s Homemade and Rao’s Homestyle sauce products, production in Georgia may still be impacted by events in Italy. We have, from time to time, paid La Regina for our products more quickly than required under our contract and we may make similar or other concessions in the future. La Regina is also our landlord for a distribution center that we plan to open in Alma, Georgia. La Regina does not currently have manufacturing operations in the United States and may encounter unexpected challenges in opening and operating a production location in Alma, Georgia. Business disruptions related to the COVID-19 pandemic, such as availability of necessary equipment, travel restrictions or employee recruiting challenges, could impact the commencement of manufacturing in Alma, Georgia and the opening of our planned distribution center. Some of these business disruptions have already impacted the expected commencement of manufacturing in Alma, Georgia. In the event of a breach by La Regina, we have a right to purchase the facility in Alma, Georgia at cost, including the underlying real property, fixtures and equipment; however, we may encounter difficulties or delays with the exercise of the right to purchase or with assuming the operations at the Alma, Georgia facility. If our relationship with La Regina deteriorates, or if La Regina experiences financial, operational or other issues, we would be required to make alternative arrangements to produce Rao’s Homemade sauce products, such as assuming manufacturing operations on our own, developing our own internal manufacturing capabilities or finding one or more alternative co- packing arrangements, which may be costly or time-consuming to complete. If such an event were to occur, and we were unable to find alternative arrangements in a timely manner or on satisfactory terms, it could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our products are sourced from a single manufacturing site, which means disruption in, or capacity constraints affecting, our or our co-packers’ operations for any number of reasons could have a material adverse effect on our business, financial condition and results of operations.

Our products are manufactured at several different manufacturing facilities, including our two manufacturing facilities and manufacturing facilities operated by our co-packers, but in most cases, individual products are produced only at a single location. We produce all noosa spoonable yogurts at our Bellvue, Colorado manufacturing facility and all Rao’s Made for Home and Michael Angelo’s frozen products at our Austin, Texas manufacturing facility. We may leverage a co-packer from time to time to supplement our in-house production of select Michael Angelo’s products. The substantial majority of our Rao’s Homemade sauce products are produced at a single La Regina facility in Italy, the majority of our Rao’s Made for Home soup products are produced at a single location in Canada, the majority of our Birch Benders frozen waffles are produced at a single location in Belgium and our noosa smoothies are co-packed at a single facility. If any of these manufacturing locations experiences a disruption for any reason, including but not limited to work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, power failure or weather-related condition or natural disaster, including fire, earthquake, extreme temperatures, volcanic eruption or flooding, or issues associated with efforts to increase manufacturing capacity or improve manufacturing efficiency, this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this disruption could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party warehouse and transportation providers in the distribution of our products.

Our success depends, in part, on dependable and cost-effective storage and transportation systems and a strong distribution network. We utilize third-party warehouse and transportation providers for these services, and the costs of these services could increase due to factors outside of our control. For example, factors associated with the COVID-19 pandemic have resulted in increased demand for transportation, and due to the frozen or refrigerated transportation required for distribution of a COVID-19 vaccine, the cost of transportation for our products could be further impacted. Third-party warehouse and transportation providers are also subject to numerous cost pressures, including costs associated with fuel and labor, and may seek to pass these increased costs on to us.

In addition, a disruption in storage or transportation services could be caused by a number of factors, including labor issues; failure to meet customer standards; acts of war; terrorism; fire, earthquakes, extreme temperatures, volcanic eruption, flooding or other natural disasters; or bankruptcy or other financial issues affecting the third-party providers of such services, and could result in an inability to supply materials to our or our co-packers’ facilities or finished products to our distribution centers or customers. Any disruption in the distribution chain of our products or an increase in the cost of these services could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology and Intellectual Property

We are increasingly dependent on information technology; disruptions, failures or security breaches of our information technology infrastructure or failure to comply with privacy laws could have a material adverse effect on our business, financial condition and results of operations.

Information technology is critically important to our business operations. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, manage a variety of business processes and activities (including our manufacturing, financial, logistics, sales, marketing and administrative functions), communicate internally and externally with customers, suppliers, carriers and others and comply with regulatory, legal and tax requirements. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers, and we have become more reliant on mobile devices, remote communication and other technologies during the COVID-19 pandemic. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to factors outside of our control, including failures during the process of upgrading or replacing software, databases or components thereof, maintenance or security issues or errors, issues with migration of applications to the “cloud,” power outages, hardware or software failures, cyberattacks and other cyber incidents, telecommunication failures, denial of service, user errors, natural disasters, terrorist attacks or other catastrophic events.

Cyberattacks and other cyber incidents are occurring more frequently in the United States, constantly evolving in nature, becoming more sophisticated and being made by various groups and individuals with a wide range of expertise and motives. The decentralized nature of our operations and our increased reliance on our information technology systems due to many employees working remotely during, and potentially following, the COVID-19 pandemic could increase our vulnerability to cyberattacks and other cyber incidents. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

In addition, if our suppliers or customers experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which could in turn result in a disruption in our supply chain or reduced customer orders. If our information technology networks and systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans, or those of our third-party providers, suppliers or customers, do not effectively respond to or resolve the issues in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.

Further, if we are unable to prevent physical and electronic break-ins, cyberattacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties as a result of unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, employees or consumers. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights are valuable. Failure to protect, or litigation involving, our tradenames or trademarks and other rights could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights, including our trademarks, are a significant and valuable aspect of our business. We attempt to protect our intellectual property rights by pursuing remedies available to us under intellectual property laws, entering into third-party nondisclosure and assignment agreements and policing third-party misuses of our intellectual property. If we fail to adequately protect the intellectual property rights that we have now or may acquire in the future, or if there is any change in law or otherwise that serves to reduce or remove the current legal protections of our intellectual property rights, it could have a material adverse effect on our business, financial condition and results of operations. Further, although we own rights to “Rao’s” trademarks for our packaged food products, a third party owns rights to “Rao’s” trademarks for restaurant services and bar services. We have a co-existence agreement with this third party.

There is also a risk that other parties may have or claim to have intellectual property rights covering some of our brands, products or technology. If any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation which could divert the attention of management and our employees. If we are unsuccessful in defending against such claims, we may be subject to, among other things, significant damages and injunctions against development and sale of certain products, we may be unable to utilize certain of our brand or product names or we may be required to enter into costly licensing agreements, any of which could have a material adverse effect on our business, financial condition and results of operations.

A third party owns the “Rao’s” trademarks for use in connection with restaurant and bar services. Disputes regarding our co-existence agreement with this third party or negative publicity relating to the Rao’s restaurants could have a material adverse effect on our business, financial condition and results of operations.

We are party to a worldwide co-existence agreement relating to our and an unrelated third-party’s respective rights to use and register trademarks containing the term “Rao’s.” As between the parties, we own the right to use and register “Rao’s” trademarks for packaged food products, while the third party owns the right to use and register “Rao’s” trademarks for restaurant services and bar services. We believe that the “Rao’s” trademarks have significant value and are instrumental in our ability to market and sustain demand for our Rao’s product offerings. Any disputes concerning this co-existence agreement may cause us to incur significant litigation costs. In addition, any negative publicity, social media or other information relating to the restaurants bearing the “Rao’s” trademark, or their owners or employees, could harm consumer perceptions of our Rao’s sauces and other products. Any such disputes or negative information could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties fully implementing and integrating our ERP system, including with respect to acquired businesses.

We are in the process of transitioning the Birch Benders business from its current legacy ERP system to our ERP system and, as part of this transition, are adding new capabilities to our ERP system. This transition has required, and will continue to require, the investment of significant financial and human resources. We have experienced ERP delays and complications as a result of the remote work environment necessitated by the COVID-19 pandemic, and we may not be able to complete the integration and full transition to our ERP system without experiencing additional difficulties. This transition involves greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could have a material adverse effect on our business, financial condition and results of operations. Any disruptions, delays or deficiencies in the design or implementation of the transition of the Birch Benders business to our ERP system could adversely affect our ability to produce products, order products from co-packers, process customer orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, achieve integration synergies or otherwise operate our business and could adversely affect our internal controls. It is also possible that the transition of the Birch Benders business to our ERP system could adversely affect our internal controls if errors are made in the transition. If we are unable to transition the Birch Benders business to our ERP system smoothly or successfully, or if we otherwise do not capture anticipated benefits of the transition, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Any default under our debt agreement could have significant consequences.

In June 2021, Sovos Brands Intermediate Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a first lien credit agreement (the “First Lien Credit Agreement”) among the Borrower, Sovos Brands Holdings, Inc., a wholly-owned subsidiary of the Company, Credit Suisse, as administrative agent and collateral agent (the “Administrative Agent”), and the lenders and issuing banks from time to time party thereto. Our First Lien Credit Agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our First Lien Credit Agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to incur debt and liens; make certain investments, acquisitions and loans; pay dividends or make other distributions; make payments on subordinated debt; enter into burdensome agreements or affiliate transactions; consolidate, merge or dissolve; acquire or dispose of assets not in the ordinary course; materially alter our business; and modify our fiscal year-end. The First Lien Credit Agreement also contains a springing financial covenant that, if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments, requires us to maintain, on a consolidated basis, a maximum ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of 6.95:1.00, tested as of the last day of any fiscal quarter on which such 35% threshold is exceeded.

Our ability to comply with these covenants under the First Lien Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in an event of default, which would permit the relevant administrative agent or the specified threshold of lenders under each facility to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Further, the First Lien Credit Agreement contains cross-default provisions with respect to indebtedness in excess of a specified threshold amount, which may result in an event of default or acceleration of borrowings under the First Lien Credit Agreement if such provisions are triggered. Our obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of our assets, subject to agreed upon exceptions. Any default by us under the First Lien Credit Agreement could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by the potential discontinuation of the London Interbank Offered Rate (“LIBOR”).

Our First Lien Credit Agreement uses LIBOR as a reference rate. The financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2023. It is unclear precisely how any alternative reference rates would be calculated and published or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. Any transition from LIBOR may cause us to incur increased costs and additional risk. In connection with the LIBOR discontinuation, some or all of the loans under our First Lien Credit Agreement may use alternate base rate as a reference rate. If LIBOR is discontinued, interest rates will generally be based on an alternative variable rate as determined between the applicable Administrative Agent (as defined herein) and the Borrower (as defined herein). The alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity, our interest expense or the value of the loans under our First Lien Credit Agreement.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The total principal amount of debt outstanding under our First Lien Credit Agreement, excluding unamortized debt issuance costs, as of October 8, 2021 was $480.8 million. Our indebtedness could have significant effects on our business, such as:

●	limiting our ability to borrow additional amounts to fund acquisitions, debt service requirements, execution of our growth strategy, capital expenditures and other purposes;
●	limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;

●	requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, acquisitions, execution of our growth strategy, capital expenditures and other general corporate purposes;
●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
●	placing us at a competitive disadvantage compared with our competitors that have less debt; and
●	exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it could have a material adverse effect on our business, financial condition and results of operation.

Pursuant to our First Lien Credit Agreement, if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments, we are required to maintain, on a consolidated basis, a maximum ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of 6.95:1.00, tested as of the last day of any fiscal quarter on which such 35% threshold is exceeded. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

The failure to comply with the covenants under our First Lien Credit Agreement or volatility in the credit and capital markets could have a material adverse effect on our business, financial condition and results of operation.

Our ability to manage our debt is dependent on our level of positive cash flow from the sale of our products. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Future volatility or disruption in the credit and capital markets could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our failure to comply with the covenants under our First Lien Credit Agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

Other Risks Related to Ownership of Our Common Stock

Future offerings of debt or equity securities by us may have a material adverse effect on the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock.

Any future debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue debt securities, the debt holders would have rights to make claims on our assets senior to the rights of our holders of our common stock. The issuance of additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may have a material adverse effect on the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of October 5, 2021, Advent indirectly beneficially owns approximately 63% of our outstanding common stock. As a result, Advent indirectly beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Advent may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Advent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

As a controlled company, we are not subject to all of the corporate governance rules of NASDAQ.

We are currently considered a “controlled company” under the rules of NASDAQ. Controlled companies are exempt from the NASDAQ corporate governance rules requiring that listed companies have (i) a majority of their board of directors consist of “independent” directors under the listing standards of NASDAQ, (ii) a nominating/ corporate governance committee composed entirely of independent directors and a written nominating/ corporate governance committee charter meeting the NASDAQ requirements and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of NASDAQ. Although we are eligible to use some or all these exemptions, our Board is comprised of a majority of independent directors, our nominating and corporate governance committee and compensation committee consist entirely of independent directors and such committees will conduct annual performance evaluations. However, if we are to use some or all of these exemptions in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not currently intend to pay any dividends on our common stock, and our First Lien Credit Agreement limits our ability to pay dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our quarterly results of operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly results of operations may fluctuate due to seasonal or other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, if we increase our marketing or promotional activity in certain periods, the seasonality of our business may be amplified. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could be adversely impacted.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our results of operations do not meet the expectations of the investor community, or one or more of the analysts who cover our company downgrade our stock, our stock price could decline.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

Shares of our common stock may experience significant volatility on NASDAQ. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock may fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual results of operations;
●	changes in our earnings estimates (if provided) or differences between our actual results of operations and those expected by investors and analysts;
●	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;
●	additions or departures of key management personnel;
●	any increased indebtedness we may incur in the future;
●	announcements by us or others and developments affecting us;
●	actions by institutional stockholders;
●	litigation and governmental investigations;
●	legislative or regulatory changes;
●	judicial pronouncements interpreting laws and regulations;
●	changes in government programs;
●	changes in market valuations of similar companies;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
●	general market, political and economic conditions, including local conditions in the markets in which we operate.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual financial performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of November 5, 2021, we have 100,892,547 shares of common stock outstanding. Of our issued and outstanding shares, all 26,834,100 shares of common stock sold in our initial public offering are freely transferable, except for any shares purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and any shares purchased by our directors, officers or vice presidents in our reserved share program in connection with our IPO. As of November 5, 2021, approximately 63% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of the Securities Act.

We and our officers, directors and holders of substantially all of our outstanding capital stock and other securities have agreed, subject to specified exceptions, not to directly or indirectly:

●	offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for any shares of our common stock;
●	enter into any swap or other agreement or transaction that transfers, in whole or in part, any of the economic consequences of ownership of any shares of common stock or any such other securities; or
●	publicly disclose an intention to do any of the foregoing

for a period of 180 days after September 22, 2021 without the prior written consent of the representatives of the underwriters in our IPO.

This restriction terminates after the close of trading of the common stock on and including the 180th day after September 22, 2021. The representatives of the underwriters may, in their sole discretion and at any time or from time to time before the termination of the 180-day period, release all or any portion of the securities subject to lock-up agreements.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with any equity plans, acquisitions or otherwise will dilute all other stockholdings.

As of November 5, 2021, we have an aggregate of 389,359,876 shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plan or outstanding warrant. We may issue all these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any common stock in connection with any equity incentive plan or otherwise would dilute the percentage ownership held by current investors.

Risks Related to Our Company and Organizational Structure

The interests of Advent may conflict with our interests or the interests of the holders of our common stock in the future.

Advent engages in a range of investing activities, including investments in consumer products companies and other consumer-related companies in particular. In the ordinary course of its business activities, Advent may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent in certain corporate opportunities. Accordingly, the interests of Advent may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Advent may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you, such as debt- financed acquisitions.

With certain exceptions, Advent and its affiliates, including certain of our directors who are affiliated with Advent, will not have any obligation to present business opportunities to us and may compete with us.

Our amended and restated certificate of incorporation provides that Advent and its affiliates, including certain of our directors who are affiliated with Advent, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors, Advent and its affiliates, will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

As a result, Advent and its affiliates, including certain of our directors who are affiliated with Advent, will not be prohibited from investing in competing businesses or doing business with our customers. Therefore, we may be in competition with Advent or certain of our directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends, if any.

We are a holding company with no material direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends, if any, on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends, including by the restrictions contained in our First Lien Credit Agreement, or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to pay dividends.

As a public company, we have incurred and will continue to incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of NASDAQ, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, particularly after we cease to be an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our board committees or as executive officers. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. We have hired and will need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

Our management team and other personnel devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we have undertaken and will continue to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Our current resources may not be sufficient to fulfill our public company obligations.

We are subject to various regulatory requirements, including those of the SEC and NASDAQ. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Historically, our management team has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. If our internal infrastructure is inadequate, we are unable to engage outside consultants at a reasonable rate or attract talented employees to perform these functions or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition and results of operations.

For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We may take advantage of some of these exemptions. If we do, we do not know if some investors will find our common stock less attractive as a result. The result may be a less- active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an emerging growth company for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders.

In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. Among other things, these provisions:

●	provide for a classified Board with staggered three-year terms until the first annual meeting of stockholders following the earlier of (i) the fifth anniversary of our IPO and (ii) a fiscal year end at which Advent and its affiliates hold less than 50% of the voting power of our common stock necessary to elect our directors (the “Sunset”) (with the directors whose terms expire at such annual meeting and any subsequent annual meeting being elected to hold office for a one-year term expiring at the next annual meeting of stockholders and until such director’s successor shall have been elected and qualified), which classified Board will prevent a third party who acquires control of a majority of our outstanding voting stock from obtaining control of our Board until the second annual stockholders meeting following the date the acquiror obtains the controlling interest;
●	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	delegate the sole power of a majority of the Board to fix the number of directors;
●	provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	authorize the issuance of preferred stock without any need for action by stockholders;
●	do not permit stockholders to call special meetings of stockholders; and
●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our First Lien Credit Agreement imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. The occurrence of a change of control transaction could constitute an event of default thereunder permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant common stock ownership by Advent, could impede a merger, takeover or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our amended and restated certificate of incorporation, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) pursuant to Section 174 of the Delaware General Corporate Law (the “DGCL”), which provides for liability of directors for unlawful payments of dividends of unlawful stock purchase or redemptions, or (iv) for any transaction from which the director derived an improper personal benefit. The bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty or other wrongdoing by any current or former director, officer, employee, agent or stockholder to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. For the avoidance of doubt, our amended and restated certificate of incorporation also provides that the foregoing exclusive forum provision will not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.

Our amended and restated certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.

This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Our ability to issue preferred stock may deter takeover attempts.

Our Board is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights, which could decrease the amount of earnings and assets available for distribution to holders of our common stock and adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On September 27, 2021, we closed our IPO of our common stock in which we sold 23,334,000 shares of common stock, $0.001 par value per share. Subsequent to the IPO, the underwriters exercised their option to purchase an additional 3,500,100 shares of common stock, and our sale of such additional shares closed on October 5, 2021. The shares sold in the IPO and shares issued pursuant to the underwriters’ option to purchase additional shares were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-259110) which was declared effective by the SEC on September 22, 2021. Our shares of common stock were sold at an offering price of $12.00 per share, and we received net proceeds from the IPO of approximately $263.2 million, net of $16.8 million in underwriting discounts and commissions. The sale of additional shares to the underwriters pursuant to the underwriters’ option to purchase additional shares resulted in net proceeds of approximately $39.5 million, net of $2.5 million in underwriting discounts and commissions. We estimate that we incurred offering expenses of approximately $8.0 million. We used the net proceeds of the IPO and the sale of additional shares to the underwriters (net of underwriting discounts and commissions and offering expenses) to pay the full outstanding principal balance on the Initial Second Lien Loans of $200.0 million plus accrued interest of approximately $2.9 million, and to prepay $59.7 million and $39.5 million, respectively, of the outstanding principal balance under the Initial First Lien Term Loans, plus total accrued interest of approximately $0.9 million.

J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC acted as joint lead book-running managers for the offering and as representatives of the underwriters. BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Barclays Capital Inc., UBS Securities LLC, Cowen and Company, LLC, Piper Sandler & Co., Stifel, Nicolaus & Company, Incorporated and William Blair, L.L.C. also acted as book-running managers and Telsey Advisory Group LLC, Drexel Hamilton, LLC and Loop Capital Markets LLC acted as co-managers for the offering. No payments were made by us to directors, officers, or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to certain of our directors and the chairs of our committees for their service on our Board and committees of the Board.

Dividend Restrictions

Our First Lien Credit Agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to take certain actions, including our ability to pay dividends on our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 4, 2021, the Company and the Limited Partnership, which is controlled by Advent (which beneficially owns more than 60% of the Company’s common stock), modified the vesting terms of certain Restricted Stock Agreements dated September 22, 2021 among the Company, the Limited Partnership and the holders of such restricted stock.  Each of the Company’s named executive officers is a holder of restricted stock and a party to a Restricted Stock Agreement affected by such modification.

The Limited Partnership previously awarded incentive units of the Limited Partnership as equity-based compensation (the “Incentive Units”). The Incentive Units include: (i) service-based Incentive Units that vest at a rate of 6.25% quarterly, subject to continued employment through the vesting date except for our Chief Executive Officer (the “Time-Based Incentive Units”), and (ii) performance-based Incentive Units that vest, subject to continued employment through the vesting date except for our Chief Executive Officer, upon Advent’s receipt or deemed receipt of aggregate cash amounts (including marketable securities, as such term is defined in the Incentive Unit award agreements) representing at least a multiple on Advent’s invested capital (“MOIC”) of 2.0 MOIC, 2.5 MOIC, 3.0 MOIC and 4.0 MOIC, as applicable, with linear interpolation between MOIC achievement levels (the “Performance-Based Incentive Units”).

In connection with the Company’s initial public offering, the Limited Partnership distributed its shares of the Company’s common stock to its limited partners in accordance with the applicable terms of its partnership agreement. As a result of the distribution, holders of unvested Time-Based Incentive Units and Performance-Based Incentive Units received shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement. The vesting of the restricted stock under the Restricted Stock Agreements, as in effect prior to the modification, tracks the vesting of the Incentive Unit with respect to which such restricted stock was distributed. Any shares of such restricted stock that do not vest will be forfeited back to the Limited Partnership.

Upon reviewing the vesting applicable to the restricted stock pursuant to the Restricted Stock Agreements, the Board and the Limited Partnership determined that the number of shares subject to performance-based vesting was over-weighted as compared to the number of shares subject to time-based vesting, which could fail to provide key near-term retention incentives.  Accordingly, the Board and the Limited Partnership approved modifications to certain of the Restricted Stock Agreements. The modification affecting the Restricted Stock Agreements with the Company’s affected directors and executive officers provide that a portion of the shares that would have vested based upon a 4.0 MOIC (including any related linear interpolation, the “Original Vesting Criteria”) instead vest (x) 50% upon the last day of fiscal 2022 and 50% upon the last day of fiscal 2023 or (y) upon achievement of the Original Vesting Criteria, if earlier.

In determining the number of shares of restricted stock subject to the new vesting criteria, the Board and the Limited Partnership considered original targeted values to be conveyed to management as well as the impact of the equity incentive awards made in connection with the IPO. The number of shares of restricted stock held by our named executive officers that previously would have vested upon the Original Vesting Criteria that can now vest as set forth above are as follows:

●	Todd R. Lachman, President and Chief Executive Officer: 155,585 shares
●	Christopher W. Hall, Chief Financial Officer: 8,150 shares
●	Richard P. Greenberg, Chief Commercial Officer: 32,237 shares

The change in vesting has no impact on the Company’s current or future dilution because shares of restricted stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

The foregoing description of the modification of Restricted Stock Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Modifications of Vesting Terms of Restricted Stock Agreements filed as Exhibits 10.25 through 10.29.

Item 6. Exhibits

Exhibit
No.	Document

3.1	Amended and Restated Certificate of Incorporation of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2021).
3.2	Amended and Restated Bylaws of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 27, 2021).
4.1	Form of Certificate of Common Stock of Sovos Brands, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on August 27, 2021).
*4.2	Registration Rights Agreement dated as of September 23, 2021, by and among Sovos Brands, Inc. and the other parties thereto.
10.1

First Lien Credit Agreement, dated as of June 8, 2021, by and among Sovos Brands Intermediate, Inc., Sovos Brands Holdings, Inc., the financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 27, 2021).

10.2

Second Lien Credit Agreement, dated as of June 8, 2021, by and among Sovos Brands Intermediate, Inc., Sovos Brands Holdings, Inc., the financial institutions party thereto and Owl Rock Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed on August 27, 2021).

†10.3

Employment Agreement, dated as of January 14, 2017, between Grand Prix Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on August 27, 2021).

†10.4

Amendment to the Employment Agreement, dated as of September 1, 2021, between Sovos Brands Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed on September 9, 2021).

†10.5	Sovos Brands Richard Greenberg Employment Term Sheet (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on August 27, 2021).
†10.6	Sovos Brands Limited Partnership 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on August 27, 2021).
†10.7

Amendment No. 1 to Sovos Brands Limited Partnership 2017 Equity Incentive Plan, dated as of February 10, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on August 27, 2021).

†10.8	Sovos Brands, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on September 9, 2021).
†10.9	Sovos Brands, Inc. 2021 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on August 27, 2021).
†10.10	Sovos Brands, Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed on August 27, 2021).
†10.11

Incentive Unit Grant Agreement, dated as of June 7, 2017, between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed on August 27, 2021).

†10.12

Incentive Unit Grant Agreement, dated as of August 29, 2017, between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on August 27, 2021).

†10.13

Incentive Unit Grant Agreement, dated as of May 1, 2019 between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 filed on August 27, 2021).

†10.14

Incentive Unit Grant Agreement, dated as of June 26, 2017 between Sovos Brands Limited Partnership and Richard Greenberg (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on September 9, 2021).

†10.15

Incentive Unit Grant Agreement, dated as of August 23, 2017 between Sovos Brands Limited Partnership and Richard Greenberg (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on September 9, 2021).

†10.16

Incentive Unit Grant Agreement, dated as of May 1, 2019 between Sovos Brands Limited Partnership and Richard Greenberg (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on September 9, 2021).

†10.17

Incentive Unit Grant Agreement, dated as of November 14, 2019 between Sovos Brands Limited Partnership and Chris Hall (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on September 9, 2021).

†10.18

Form of Amendment to the Incentive Unit Grant Agreement between Sovos Brands Limited Partnership and certain of its officers and directors (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on September 9, 2021).

†10.19

Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on September 9, 2021).

*†10.20

Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust.

*†10.21	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Richard P. Greenberg.
*†10.22	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall.
*†10.23	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson.
*†10.24	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Daniel L. Poland.
*†10.25	Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and directors.
*†10.26

Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust.

*†10.27	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Richard P. Greenberg.
*†10.28	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall.
*†10.29	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson.
*†10.30	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.

†10.31	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1/A filed on September 9, 2021).
†10.32

Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A filed on September 9, 2021).

†10.33

Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A filed on September 9, 2021).

†10.34	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed on August 27, 2021).
*31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith. † Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: November 9, 2021	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)