Form 10-K/A
period 2021-12-25
Sovos Brands, Inc.
filed 2022-03-21
CIK 1856608

note

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Denver, Colorado	Auditor Firm ID:	34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Sovos Brands, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 25, 2021, initially filed on March 15, 2022 (the “Annual Report”), solely to add Exhibit 4.3 - “Description of Securities.” as a document filed as an exhibit to the Form 10-K (the “Exhibit”). The link to the Exhibit was inadvertently omitted from the Annual Report due to an administrative error.

As contemplated by Item 601(b)(4)(vi) of Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.3 provides the information required by Item 202(a) through (d) and (f) of Regulation S-K with respect to the shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company. The Common Stock is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed. This Amendment does not update the Annual Report for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on March 15, 2022.

EXHIBIT INDEX

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

†10.5	Sovos Brands Richard Greenberg Employment Term Sheet (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on August 27, 2021).
**†10.6	Retention Agreement dated January 14, 2022 between Sovos Brands Intermediate, Inc. and Richard Greenberg.
†10.7	Sovos Brands Limited Partnership 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on August 27, 2021).
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

**†10.32	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement.
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

†10.35	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
**†10.36	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen.
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed on August 27, 2021).
**23.1	Consent of Deloitte & Touche LLP.
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

**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104

Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*    Filed herewith.

**   Previously filed or furnished with our Annual Report on Form 10-K filed on March 15, 2022.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: March 21, 2022	Name:	Christopher W. Hall
	Title:	Chief Financial Officer