Form 10-Q
period 2022-03-26
Sovos Brands, Inc.
filed 2022-05-04
CIK 1856608

note

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

As of April 29, 2022, there were 100,895,085 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	March 26, 2022	December 25, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,149	$66,154
Accounts receivable, net	82,802	70,729
Inventories	49,856	51,615
Prepaid expenses and other current assets	7,339	6,685
Total current assets	210,146	195,183
Property and equipment, net	67,534	62,671
Operating lease right-of-use assets	15,068	15,672
Goodwill	437,451	437,451
Intangible assets, net	457,845	464,655
Other long-term assets	2,243	2,299
TOTAL ASSETS	$1,190,287	$1,177,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,577	$37,254
Accrued expenses	50,831	51,757
Current portion of long-term debt	93	98
Current portion of long-term lease liabilities	3,285	3,216
Total current liabilities	96,786	92,325
Long-term debt, net of debt issuance costs	481,652	481,420
Deferred income taxes	77,282	76,976
Long-term operating lease liabilities	16,505	17,302
Other long-term liabilities	431	421
TOTAL LIABILITIES	672,656	668,444

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 100,892,547 and 100,892,547 shares issued and outstanding as of March 26, 2022 and December 25, 2021, respectively	101	101
Additional paid-in-capital	563,313	559,226
Accumulated deficit	(45,783)	(49,840)
TOTAL STOCKHOLDERS’ EQUITY	517,631	509,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,190,287	$1,177,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended
	March 26, 2022	March 27, 2021
Net sales	$209,933	$189,371
Cost of sales	156,025	127,629
Gross profit	53,908	61,742
Operating expenses:
Selling, general and administrative	33,915	33,433
Depreciation and amortization	7,203	7,190
Total operating expenses	41,118	40,623
Operating income	12,790	21,119
Interest expense	6,022	5,367
Income before income taxes	6,768	15,752
Income tax expense	(2,711)	(4,040)
Net income	$4,057	$11,712
Earnings per share:
Basic	$0.04	$0.16
Diluted	$0.04	$0.15
Weighted average shares outstanding:
Basic	100,892,547	74,058,447
Diluted	101,262,103	76,867,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 25, 2021	100,892,547	$101	$—	$559,226	$(49,840)	$509,487
Equity-based compensation expense	—	—	—	4,087	—	4,087
Net income	—	—	—	—	4,057	4,057
Balance at March 26, 2022	100,892,547	$101	$—	$563,313	$(45,783)	$517,631

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$596,701
Proceeds from stockholders' notes receivable	—	—	6,000	—	—	6,000
Equity-based compensation expense	—	—	—	561	—	561
Net income	—	—	—	—	11,712	11,712
Balance at March 27, 2021	74,058,447	$74	$—	$654,947	$(40,047)	$614,974

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	13 Weeks Ended
	March 26, 2022	March 27, 2021
Operating activities
Net income	$4,057	$11,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,555	9,379
Equity-based compensation expense	4,087	561
Deferred income taxes	306	2,764
Amortization of debt issuance costs	316	575
Non-cash operating lease expense	603	536
Provision for excess and obsolete inventory	484	70
Loss on disposal of property and equipment	—	54
Other	(6)	122
Changes in operating assets and liabilities:
Accounts receivable, net	(12,065)	(23,292)
Inventories	1,275	(9,394)
Prepaid expenses and other current assets	(1,043)	(251)
Other long-term assets	(10)	396
Accounts payable	4,896	7,193
Accrued expenses	(538)	2,534
Other long-term liabilities	10	4
Operating lease liabilities	(728)	(632)
Net cash provided by operating activities	11,199	2,331
Investing activities
Purchases of property and equipment	(7,180)	(1,367)
Net cash used in investing activities	(7,180)	(1,367)
Financing activities
Repayments of capital lease obligations	(24)	(19)
Proceeds from stockholder's note receivable	—	6,000
Net cash provided by (used in) financing activities	(24)	5,981
Cash and cash equivalents
Net increase in cash and cash equivalents	3,995	6,945
Cash and cash equivalents at beginning of period	66,154	37,026
Cash and cash equivalents at end of period	$70,149	$43,971

	13 Weeks Ended
	March 26, 2022	March 27, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$5,937	$4,860
Cash paid for taxes	37	6
Proceeds from income tax refunds	(10)	—
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$—	$21,711
Acquisition of property and equipment not yet paid	467	134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview

Sovos Brands, Inc. and its subsidiaries (the “Company,” “we,” “our”) is a consumer-packaged food company that creates value for its stockholders through acquisition and executive management of brands in the food industry. On September 22, 2021, Sovos Brands, Inc. priced its initial public offering (the “IPO”) of 23,334,000 shares of its common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase up to an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. In conjunction with the IPO, the Company became actively traded on the Nasdaq Global Select Market (“NASDAQ”) listed under the trade symbol of “SOVO.” Upon the closing of the IPO on September 27, 2021, the Company issued 23,334,000 shares of its common stock and received approximately $263.2 million, net of underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, net of underwriting discounts and commissions. See Note 12. Stockholders’ Equity for more information.

Prior to the IPO, Sovos Brands Limited Partnership (the “Ultimate Parent” or the “Limited Partnership”) owned 100% of Sovos Brands, Inc., which owns 100% of Sovos Brands Holdings, Inc., which owns 100% of Sovos Brands Intermediate, Inc. (“Sovos Intermediate”). Sovos Intermediate has four wholly-owned operating subsidiaries: Rao’s Specialty Foods, Inc. (“Rao’s”); Bottom Line Food Processors, Inc. doing business as Michael Angelo’s Gourmet Foods, Inc. (“Michael Angelo’s”); Noosa Yoghurt, LLC (“Noosa”); and Birch Benders, LLC (“Birch Benders”). Through its wholly-owned operating subsidiaries, the Company produces and distributes food products in various locations throughout the United States. The Company was founded on January 17, 2017 and has its executive headquarters in Louisville, Colorado.

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

Description of Business

Sovos Brands, Inc. is a consumer-packaged food company that is focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrees, yogurts, gelato, pancake and waffle mixes, other baking mixes, and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, noosa, and Birch Benders which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable, making each of our brands “one-of-a-kind.” Our products are premium and made with simple, high-quality ingredients. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended December 25, 2021, included in our Annual Report on Form 10-K, as amended, filed with the SEC on March 15, 2022 (“Form 10-K”).

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Form 10-K.

New Accounting Pronouncements and Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of these ASUs through December 31, 2022. The Company does not anticipate the amendments in these ASUs to be material to its consolidated financial statements upon adoption.

3. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Rao’s	$137,412	$115,070
Noosa	41,851	38,870
Michael Angelo’s	20,242	19,003
Birch Benders	10,428	16,428
Total net sales	$209,933	$189,371

4. Inventories

Inventories consisted of the following:

(In thousands)	March 26, 2022	December 25, 2021
Finished goods	$36,233	$38,715
Raw materials and packaging supplies	13,623	12,900
Total inventories	$49,856	$51,615

5. Goodwill

There was no change in the carrying value of Goodwill during the 13 weeks ended March 26, 2022.

There were no impairment charges related to goodwill during the 13 weeks ended March 26, 2022 or March 27, 2021.

6. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	March 26, 2022
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$75,797	$137,203
Tradename	192,347	24,705	167,642
	405,347	100,502	304,845
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$100,502	$457,845

	December 25, 2021
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$71,330	$141,670
Tradename	192,347	22,362	169,985
	405,347	93,692	311,655
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$93,692	$464,655

Amortization expense related to intangible assets during the 13 weeks ended March 26, 2022 and March 27, 2021 was $6.8 million and $6.8 million, respectively. There were no impairment charges related to intangible assets during the 13 weeks ended March 26, 2022 and March 27, 2021.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$20,430
2023	27,240
2024	27,240
2025	27,240
2026	27,240
2027 and thereafter	175,455
Total	$304,845

7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	March 26, 2022	December 25, 2021
Accrued trade	$23,772	$23,122
Accrued general expense	14,798	15,327
Accrued compensation and benefits	10,520	10,478
Accrued marketing	1,741	2,830
Total accrued expenses	$50,831	$51,757

8. Long-Term Debt

Long-term debt consisted of the following:

	March 26, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(6,126)	$474,674
Finance lease liabilities	7,071	—	7,071
Total debt	$487,871	$(6,126)	481,745
Less: current portion of finance lease liabilities			93
Total long-term debt			$481,652

	December 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(6,377)	$474,423
Finance lease liabilities	7,095	—	7,095
Total debt	$487,895	$(6,377)	481,518
Less: current portion of finance lease liabilities			98
Total long-term debt			$481,420

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

In June 2021, Sovos Intermediate entered into a First Lien Credit Agreement (“First Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent, and the lenders and issuing banks from time to time party thereto (“First Lien Lenders”), consisting of an initial term loan facility of $580.0 million (“Initial First Lien Term Loan Facility”), and a revolving credit facility of $125.0 million (“Revolving Facility”), including a letter of credit facility with a $45.0 million sublimit. Also in June 2021, Sovos Intermediate entered into a Second Lien Credit Agreement (“Second Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Owl Rock Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto (“Second Lien Lenders”), consisting of an initial term loan facility of $200.0 million (“Initial Second Lien Facility”). In accordance with the First Lien Credit Agreement and Second Lien Credit Agreement, the Company repaid the outstanding 2018 Term Loan and Incremental Term Loan of $373.2 million to Credit Suisse and made a restricted payment for the purpose of paying a dividend in the amount of $400.0 million to the direct or indirect equity holders of the Ultimate Parent. See Note 12. Stockholders’ Equity for further information on the dividend payment.

As the June 2021 debt transaction on the Initial First Lien Term Loan Facility and Initial Second Lien Facility was accounted for as an extinguishment of the old debt, the Company wrote off $9.4 million of the existing 2018 Term Loan and Incremental Term Loan debt issuance costs to expense. The Initial First Lien Term Loan Facility and Initial Second Lien Facility were issued with discounts of $1.5 million and $4.0 million respectively, and the Company paid debt issuance costs of $6.8 million and $0.5 million respectively. The discounts and debt issuance costs paid on the Initial First Lien Term Loan Facility and Initial Second Lien Facility were capitalized. The debt transaction on the Revolving Facility was accounted for as a debt modification. The Company continued to amortize $0.2 million of the existing Revolving Line of Credit debt issuance costs over the new life of the debt, wrote off $0.3 million of the existing Revolving Line of Credit debt issuance costs to expense, and paid $1.1 million in debt issuance costs for the new Revolving Facility, which was capitalized.

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

The amortization of debt issuance costs and discount of $0.3 million and $0.6 million for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively, is included within interest expense in the Condensed Consolidated Statements of Operations.

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

As of September 27, 2021, the closing date of the IPO, the interest rate on the Initial First Lien Term Loan Facility and Revolving Facility decreased 50 basis points. As of March 26, 2022 and December 25, 2021, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 4.25% and 4.50%, respectively.

As of March 26, 2022 and December 25, 2021, the Company had available credit of $125 million under the Revolving Facility. There was zero outstanding on the Revolving Facility as of March 26, 2022 and December 25, 2021.

Loan Covenants

In connection with the First Lien Credit Agreement, the Company has various financial, affirmative, and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of March 26, 2022, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

See Note 9. Leases and Note 15. Related Party Transactions for additional discussion of the finance lease liabilities.

9. Leases

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

The components of lease expense were as follows:

		13 Weeks Ended
(In thousands)	Statement of Operations Caption	March 26, 2022	March 27, 2021
Operating lease cost:
Lease cost	Cost of sales and Selling, general, and administrative	$840	$777
Variable lease cost (1)	Cost of sales and Selling, general, and administrative	363	339
Total operating lease cost		1,203	1,116

Short term lease cost	Cost of sales and Selling, general, and administrative	46	80

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general, and administrative	65	65
Interest on lease liabilities	Interest expense	133	133
Total finance lease cost		198	198

Total lease cost		$1,447	$1,394
(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes, and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	March 26, 2022	December 25, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$15,068	$15,672
Finance lease right-of-use assets	Property and equipment, net	6,234	6,299
Total lease assets		$21,302	$21,971

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$3,285	$3,216
Finance lease liabilities	Current portion of long-term debt	93	98
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	16,505	17,302
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,978	6,997
Total lease liabilities		$26,861	$27,613

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at March 26, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.9	34.6
Weighted-average discount rate	4.9%	7.8%

Future maturities of lease liabilities as of March 26, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$3,144	$450
2023	4,040	609
2024	3,472	557
2025	2,961	549
2026	2,995	520
Thereafter	6,920	18,970
Total lease payments	23,532	21,655
Less: Interest	(3,742)	(14,584)
Present value of lease liabilities	$19,790	$7,071

As of March 26, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,011	$942
Operating cash flows from finance leases	133	133
Financing cash flows from finance leases	24	$17

10. Commitments and Contingencies

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

Purchase Commitments

As of March 26, 2022, the Company had purchase commitments to third-party suppliers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $13.7 million.

See Note 15. Related Party Transactions for information about our commitments to related parties.

11. Fair Value of Financial Instruments

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

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of March 26, 2022 and December 25, 2021, based on interest rates currently available to the Company for similar borrowings.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 13 weeks ended March 26, 2022 and the fiscal year ended December 25, 2021.

12. Stockholders’ Equity

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

As a result of the IPO and the exercise of the underwriters’ option to purchase additional shares, the new investors in the Company owned 26,834,100 shares of the common stock, or approximately 26.6% of the total 100,892,547 shares of common stock outstanding after the IPO.

13. Equity-Based Compensation

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

Distribution of Sovos Common Stock with respect to IUs

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

The distribution of Sovos common stock with respect to IUs was calculated based on a multi-step valuation which included a comparison of the fair value of the Company based on the pricing at the Company’s IPO to the fair value of the outstanding partnership units of the Ultimate Parent, including the IUs granted under the 2017 Plan. The conversion was based on:

●	a ratio that takes into account the number of IUs held,
●	the application distribution threshold applicable to the IUs, and
●	the value of distributions that the holder would have been entitled to receive had the Ultimate Parent liquidated on the date of such replacement in accordance with the terms of the distribution “waterfall” set forth in the Ultimate Parent partnership agreement.

Restricted Common Stock

In connection with the IPO, a change in the vesting of the existing performance-based IUs and accordingly the related distributed restricted stock resulted in a modification to the grants and required the shares to be revalued as of the IPO date, resulting in a modified grant date fair value of approximately $13.0 million. The fair value of the performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.  Specifically, the model revalued the performance units based on the revised vesting condition of the 2.0x MOIC restricted stock units achieving the 2.0x MOIC based on a 30-day volume weighted average price with the remainder of the restricted stock units vesting upon the earlier of the Ultimate Parent owning 25% or less of the company or 30 months post-IPO. On November 3, 2021, the performance condition of the 2.0x MOIC restricted common stock was met and, accordingly, 683,442 shares of restricted stock with a performance-based vesting condition vested.

On November 4, 2021, the Company and the Limited Partnership modified a portion of the existing equity-based compensation awards dated September 22, 2021 among the Company, the Limited Partnership and the holders of such restricted stock. As a result of this modification, a portion of the shares that would have vested based upon a 4.0x MOIC (including any related linear interpolation, the “Original Vesting Criteria”) instead vest on the last day of fiscal 2022 or on the last day of fiscal 2023, or upon achievement of the Original Vesting Criteria, if earlier. The fair value of the modified performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate, resulting in an incremental modified grant date fair value of approximately $6.1 million.

As of March 26, 2022, 51,258 shares of restricted common stock resulting from the distribution of common stock with respect to unvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of March 26, 2022, the remaining 2,341,649 shares of restricted common stock resulting from the distribution with respect to unvested performance-based IUs will vest only if certain performance conditions, including exceeding various multiple of invested capital (“MOIC”) levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Ultimate Parent.

During the 13 weeks ended March 26, 2022, the Company recorded equity-based compensation expense of approximately $0.4 million related to the restricted common stock with time-based service vesting conditions. During the 13 weeks ended March 27, 2021, the Company recorded equity-based compensation expense of approximately $0.6 million related to the IUs with time-based service vesting conditions.

The Company recognized approximately $1.6 million of equity-based compensation expense during the 13 weeks ended March 26, 2022 related to the performance-based restricted common stock and will recognize the remaining expense for these awards ratably over the applicable 30-month period. Prior to the distribution of common stock with respect to the performance-based IUs, the performance conditions for the performance-based IUs were not deemed probable of occurrence, and therefore, no compensation cost was recorded for such IUs prior to September 23, 2021.

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

Restricted Stock Units

In connection with the IPO and under the 2021 Plan, the Company granted 967,158 time-based restricted stock units (“RSUs”) to certain employees and independent directors. The RSUs include (i) 759,362 RSUs issued to certain employees with each award vesting 100% on the third anniversary of the grant date, subject in general to the applicable employee’s continued service through the vesting date, (ii) 191,130 RSUs issued to certain employees and independent directors with each award vesting in three equal annual installments, subject in general to the employee’s or director’s continued service through the vesting date, and (iii) 16,666 RSUs issued to certain of our independent directors that vest on the earlier of the first anniversary of the grant date and immediately prior to our first annual meeting of stockholders following the IPO, in each case subject in general to the applicable director’s continued service through the vesting date.

During the 13 weeks ended March 26, 2022, the Company granted 561,355 RSUs to certain employees. The RSUs include (i) 485,316 RSUs issued with each award vesting in two equal annual installments, and (ii) 76,039 RSUs issued with each award vesting in three equal annual installments, all of which are subject in general to the employee’s continued service through the vesting date.

Performance-based Restricted Stock Units

In connection with the IPO and under the 2021 Plan, the Company granted 687,690 performance-based restricted stock units (“PSUs) to certain employees with each award vesting subject in general to the achievement of the performance condition and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

During the 13 weeks ended March 26, 2022, the Company granted 343,800 PSUs to certain employees with each award vesting subject in general to the achievement of a performance condition that measures the total shareholder return (“TSR”) relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200% with straight-line interpolation applied and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs granted during the 13 weeks ended March 26, 2022 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

The Company recognized approximately $2.1 million for the 13 weeks ended March 26, 2022 resulting from the issuance of RSUs and PSUs under the 2021 Plan and expects to record equity-based compensation expense of approximately $24.3 million through the first quarter of 2025.

As of March 26, 2022, there was an aggregate of 7,426,379 shares of common stock available for future equity awards under the 2021 Plan.

14. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Income before income taxes	$6,768	$15,752
Effective income tax expense	$(2,711)	$(4,040)
Effective tax rate	40.0%	25.7%

The effective tax rates for the 13 weeks ended March 26, 2022 and March 27, 2021 differ from the statutory U.S. federal income and state and local income tax rates primarily due to nondeductible equity-based compensation and limitation on the deduction of executive compensation for public companies.

The Company’s effective tax rate may increase or decrease with changes in, among other things, the amount of income or loss by jurisdiction, changes in tax law, and the movement of liabilities established pursuant to accounting guidance for unrecognized tax benefits as statutes of limitations expire, positions are effectively settled, or when additional information becomes available.  Significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate and recognized in the interim period in which the transaction arises. For the 13 weeks ended March 26, 2022, the Company recorded return to provision items within the effective tax rate. For the 13 weeks ended March 27, 2021, there were no significant unusual or infrequent items excluded in the calculation of the effective tax rate. Proposed or pending tax law changes in the various jurisdictions in which we do business may have an impact on our effective tax rate and will be reflected as such in the period of enactment. Based upon the mix and timing of the Company’s actual annual earnings or loss compared to annual projections, as well as changes in the factors noted above, the Company’s effective tax rate may vary quarterly and may make quarterly comparisons not meaningful.

15. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by an employee, board member of the Company and major equity holder of the Ultimate Parent. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of March 26, 2022, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of March 26, 2022, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets. The facility and land lease contained total payments of approximately $142 thousand and $124 thousand for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively. In addition, $46 thousand and $42 thousand was paid for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Sales	$117	$112
Purchases	$1,970	$1,311

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	March 26, 2022	December 25, 2021
Receivables	$11	$26
Payables	$826	$354

The Company has a milk supply agreement with Morning Fresh for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of March 26, 2022, the Company has future commitments to purchase approximately $43.9 million of milk from Morning Fresh, approximated at current market price. In addition, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

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

Advent International Corporation (“Advent” or “our Sponsor”) is a private equity firm which has invested funds in our common stock. Although no individual fund owns a controlling interest in us, together the funds represent our current majority owners.

Our Sponsor and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

The Company pays legal expenses on behalf of the Limited Partnership and carries balances within other long-term assets that reflects the amount due from the Limited Partnership. As of March 26, 2022 and December 25, 2021, the receivable balance was $0.5 million and $0.4 million, respectively.

16. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were as follows:

	13 Weeks Ended
(In thousands, except share and per share amounts)	March 26, 2022	March 27, 2021
Net income	$4,057	$11,712
Basic
Weighted average basic common shares outstanding	100,892,547	74,058,447
Basic earnings per share	$0.04	$0.16
Diluted
Weighted average diluted common shares outstanding	101,262,103	76,867,992
Diluted earnings per share	$0.04	$0.15

There were no anti-dilutive shares for the diluted EPS calculations for the 13 weeks ended March 26, 2022 and March 27, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. Forward-looking statements can be identified by words, such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in this section.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging and fuel, and labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	geopolitical tensions, including relating to Ukraine;
●	competition in the packaged food industry and our product categories;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	the COVID-19 pandemic and associated effects;
●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	our inability to effectively manage our growth;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to expand household penetration and successfully market our products;
●	erosion of the reputation of one or more of our brands;
●	issues with the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, perform poorly or declare bankruptcy;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events on our manufacturing facilities, co-packers or raw material suppliers;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of March 26, 2022 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement; and
●	the interests of Advent International Corporation (“Advent”) may differ from those of public stockholders.

See Part II. Item IA. “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report. Any forward-looking statement made by us in this report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each have 52 weeks. Our fiscal year ending December 31, 2022 (“fiscal 2022”) will have 53 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks ended March 26, 2022 and March 27, 2021 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

On September 22, 2021, we priced our initial public offering (the “IPO”) of 23,334,000 shares of our common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. The IPO closed on September 27, 2021 and resulted in net proceeds of approximately $263.2 million, after deducting underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. We closed the sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, after deducting underwriting discounts and commissions.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Inflationary Environment; Impact of COVID-19

In the 13 weeks ended March 26, 2022, we experienced increased cost of sales, as a percentage of net sales, driven by increased costs for logistics, materials, labor and energy. Since the price increase announcements made in late fiscal 2021, we have continued to experience increased inflationary pressure and volatility, and accordingly, we have announced additional price increases during the 13 weeks ended March 26, 2022. In addition, to assist in partially mitigating inflation, we are targeting reduced trade spending, seeking to remove our least efficient promotions and drive net price increases.

We expect the year-over-year inflation impact to be higher in the first half of fiscal 2022 given the tight global supply chain. As a result, we will closely monitor our pricing and may announce additional price increases in fiscal 2022. Consistent with the consumer-packaged food industry, we are seeing cost increases in several raw materials including, but not limited to, milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo. These challenges have resulted in long lead times and higher logistics costs. Labor-related disruptions, including labor shortages and absenteeism, have been challenges within our operations and among our third-party logistics providers and other business partners.

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

We continue to actively monitor the impact of COVID-19 on all aspects of our business. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and resulting governmental and other measures or changes thereto, including easing of restrictions. The global impact of the COVID-19 pandemic continues to evolve, and we continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on prioritizing the health of our employees while seeking to maintain the continuity of our product supply throughout the supply chain. We have benefited from changes in consumer shopping and consumption patterns during the COVID-19 pandemic, including increases of in-home consumption and trial of our products, resulting in increased household penetration of our brands. As a result of the strong demand for our products as well as supply chain disruptions, we are currently facing challenges to meet our expected customer service levels in fiscal 2022.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate (the  “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income to EBITDA and Adjusted EBITDA, net income to adjusted net income and diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks ended March 26, 2022 and March 27, 2021. We have also included certain non-GAAP financial measures for the 13 weeks ended March 27, 2021 that were not included in our Prospectus filed with the SEC on September 24, 2021 in order to conform with current period presentation.

Comparison of Unaudited Results for the 13 weeks ended March 26, 2022 and March 27, 2021

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	March 26, 2022	% of Sales	March 27, 2021	% of Sales	$ Change	% Change

Net sales	$209,933	100.0%	$189,371	100.0%	$20,562	10.9%
Cost of sales	156,025	74.3%	127,629	67.4%	28,396	22.2%
Gross profit	53,908	25.7%	61,742	32.6%	(7,834)	(12.7)%
Operating expenses:
Selling, general and administrative	33,915	16.2%	33,433	17.7%	482	1.4%
Depreciation and amortization	7,203	3.4%	7,190	3.8%	13	0.2%
Total operating expenses	41,118	19.6%	40,623	21.5%	495	1.2%
Operating income	12,790	6.1%	21,119	11.2%	(8,329)	(39.4)%
Interest expense	6,022	2.9%	5,367	2.8%	655	12.2%
Income before income taxes	6,768	3.2%	15,752	8.3%	(8,984)	(57.0)%
Income tax expense	(2,711)	(1.3)%	(4,040)	(2.1)%	1,329	(32.9)%
Net income	$4,057	1.9%	$11,712	6.2%	$(7,655)	(65.4)%

Diluted earnings per share	$0.04	—	$0.15	—	$(0.11)	(73.7)%
Diluted weighted average shares outstanding	101,262,103	—	76,867,992	—	24,394,111	31.7%

Other financial data: (1)
EBITDA	$22,345	10.6%	$30,498	16.1%	$(8,153)	(26.7)%
Adjusted EBITDA	$27,621	13.2%	$35,559	18.8%	(7,938)	(22.3)%
EBITDA margin	10.6%	—	16.1%	—	—	(33.9)%
Adjusted EBITDA margin	13.2%	—	18.8%	—	—	(29.9)%
Adjusted net income	$13,782	—	$20,793	—	$(7,011)	(33.7)%
Diluted earnings per share from adjusted net income	$0.14	—	$0.27	—	$(0.13)	(48.2)%
Adjusted operating expenses	$36,434	—	$35,562	—	872	2.5%
Adjusted income tax expense	$(5,071)	—	$(6,830)	—	1,759	(25.8)%
Adjusted effective tax rate	26.9%	—	24.7%	—	—	8.7%

(1)	Other financial data includes non-GAAP financial metrics. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of our net income to EBITDA and Adjusted EBITDA, net income to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax expense to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $209.9 million represented an increase of $20.6 million, or 10.9%, for the 13 weeks ended March 26, 2022, as compared to the 13 weeks ended March 27, 2021. The increase was primarily due to higher volume related to Rao’s, noosa and Michael Angelo’s. In addition, a Rao’s list price increase began to take hold, and volume increases as well as price impact was partially offset by lower Birch Benders volume and negative product mix. Rao’s grew by 19.4% during the quarter, with the majority driven by higher sauce sales in addition to growth across frozen, soup, and pasta categories. Michael Angelo’s grew 6.5% during the quarter and noosa delivered growth of 7.7% driven by increases in sales of core spoonable and drinkable yogurt offerings, and the initial launch of our new frozen gelato offerings which resulted in higher year over year slotting fees compared to the 13 weeks ended March 27, 2021. Birch Benders had lower volume driven by softening of the pancake and waffle mix category as we began to exit the COVID-19 restrictions and not repeating a key customer event.

Household penetration of Rao’s products grew to 14.0% in the 52 weeks ended March 27, 2022, up 290 basis points compared to the 52 weeks ended March 28, 2021, as sauce and frozen entrées continued to realize distribution gains. For the 13 weeks ended March 27, 2022, Rao’s remained the #2 pasta & pizza sauce brand in dollar consumption.

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

Cost of sales of $156.0 million represented an increase of $28.4 million, or 22.2%, for the 13 weeks ended March 26, 2022 as compared to the 13 weeks ended March 27, 2021. The increase was primarily attributable to higher net sales discussed above, coupled with incremental costs due to heightened inflationary pressures, including increased raw materials, packaging, distribution and container costs compared to the 13 weeks ended March 27, 2021, which experienced minimal inflation. Consistent with others in our industry, we have faced challenges with supply chain and inflationary headwinds, several of which have intensified in recent months. With Omicron and geopolitical tensions having brought on the latest wave of supply chain disruption, near-term cost and operating pressures related to raw materials, particularly dairy and animal proteins, logistics, packaging and labor have intensified. As a result, we have experienced higher domestic and ocean freight, port-related costs as well as higher input and materials costs.

Cost of sales as a percentage of net sales increased from 67.4% for the 13 weeks ended March 27, 2021, to 74.3% for the 13 weeks ended March 26, 2022. The increase in cost of sales as a percentage of net sales was driven by incremental raw material and labor costs and higher logistics costs to meet customer service levels as described above. In addition, we recognized a one-time adjustment of $0.6 million related to packaging write-downs associated with the Birch Benders Acquisition and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.

Gross Profit

Gross profit of $53.9 million represented a decrease of $7.8 million, or 12.7%, for the 13 weeks ended March 26, 2022, as compared to the 13 weeks ended March 27, 2021. Gross profit as a percentage of net sales, or gross margin, decreased from 32.6% for the 13 weeks ended March 27, 2021 to 25.7% for the 13 weeks ended March 26, 2022, and was a result of the items discussed above, as well as higher slotting fees supporting our launch of noosa frozen gelato.

Operating Expenses

Operating expenses of $41.1 million represented an increase of $0.5 million, or 1.2%, for the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27. 2021 due to the following:

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

travel and entertainment, professional services, insurance and other corporate expenses, including auditor and tax fees, third-party consultancy fees, office leases and equity-based compensation expense (see below for additional information).

Selling, general and administrative expenses of $33.9 million represented an increase of $0.5 million, or 1.4%, for the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27, 2021. The increase was primarily driven by higher equity-based compensation expense of $3.5 million related to the equity modifications in connection with the IPO and new equity grants described below and higher selling, general and administrative costs of $0.9 million related primarily to increased public company costs. This increase was partially offset by lower transaction, and integration costs, lower IPO readiness costs and lower non-recurring costs of $3.9 million.

In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $1.1 million for the 13 weeks ended March 26, 2022 and will result in a non-cash expense of approximately $6.6 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.9 million for the 13 weeks ended March 26, 2022 and will result in an incremental non-cash expense of approximately $4.7 million through the fourth quarter of our fiscal year ending December 30, 2023. In addition, we recorded a non-cash expense of $2.1 million resulting from the issuance of grants under the Sovos Brands, Inc. 2021 Equity Incentive Plan.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $7.2 million represented an increase of $13 thousand, or 0.2%, for the 13 weeks ended March 26, 2022, compared to the 13 weeks ended March 27, 2021. The increase was primarily due to an increase in capitalized software amortization for the 13 weeks ended March 26, 2022.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities, and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense of $6.0 million represented an increase of $0.7 million, or 12.2%, for the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27, 2021. The increase in interest expense resulted primarily from a higher balance of borrowings outstanding driven by the borrowings related to our June 2021 shareholder dividend, partially offset by a decrease in interest expense related to our Initial First Lien Term Loan Facility as a result of lower variable interest rates for the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27, 2021.

Income Tax Expense

Income tax expense consists of federal and various state taxes. Income tax expense of $2.7 million for the 13 weeks ended March 26, 2022, represented a decrease of $1.3 million, compared to the income tax expense of $4.0 million for the 13 weeks ended March 27, 2021. The decrease in our income tax expense for the 13 weeks ended March 26, 2022 is primarily attributable to the decrease in earnings before taxes, partially offset by an increase in non-deductible expenses for tax purposes related to equity-based compensation expense driven by the modification of performance equity awards, and a limitation on the deductibility of executive compensation related to becoming a public company.  These factors resulted in a decrease to income tax expense for the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27, 2021.

Net Income

Net income for the 13 weeks ended March 26, 2022 was $4.1 million compared to net income of $11.7 million for the 13 weeks ended March 27, 2021. The decrease in net income was attributable to the items described above.

EBITDA

EBITDA of $22.3 million for the 13 weeks ended March 26, 2022 represented a decrease of $8.2 million as compared to the 13 weeks ended March 27, 2021. The decrease was primarily due to higher operating expenses partially offset by higher net sales as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “—Non-GAAP Financial Measures” for a discussion of EBITDA and a reconciliation of our net income to EBITDA.

Adjusted EBITDA

Adjusted EBITDA of $27.6 million for the 13 weeks ended March 26, 2022 represented a decrease of $7.9 million as compared to the 13 weeks ended March 27, 2021. The decrease of $7.9 million was primarily due to higher operating expenses partially offset by higher net sales as discussed in the “Net Sales,” “Gross Profit,” and “Operating Expenses” sections above. See “—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of our net income to Adjusted EBITDA.

Adjusted Net Income

Adjusted net income for the 13 weeks ended March 26, 2022 was $13.8 million compared to $20.8 million for the 13 weeks ended March 27, 2021. The decrease of $7.0 million was attributable to the items described above. See “—Non-GAAP Financial Measures” for a discussion of adjusted net income and a reconciliation of our net income to adjusted net income.

Diluted Earnings per Share from Adjusted Net Income

Diluted earnings per share from adjusted net income for the 13 weeks ended March 26, 2022 was $0.14 per share compared to $0.27 per share for the 13 weeks ended March 27, 2021. See “—Non-GAAP Financial Measures” for a discussion of diluted earnings per share from adjusted net income and a reconciliation of our net income to adjusted net income and the associated diluted earnings per share.

Adjusted Operating Expenses

Adjusted operating expenses for the 13 weeks ended March 26, 2022 was $36.4 million compared to $35.6 million for the 13 weeks ended March 27, 2021. See “—Non-GAAP Financial Measures” for a discussion of adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses.

Adjusted Income Tax Expense

Adjusted income tax expense for the 13 weeks ended March 26, 2022 was $5.1 million compared to $6.8 million for the 13 weeks ended March 27, 2021, See “—Non-GAAP Financial Measures” for a discussion of adjusted income tax expense and a reconciliation of our reported income tax expense to adjusted income tax expense.

Adjusted Effective Tax Rate

The adjusted effective tax rate for the 13 weeks ended March 26, 2022 was 26.9% compared to 24.7% for the fiscal 13 weeks ended March 27, 2021. See “—Non-GAAP Financial Measures” for a discussion of adjusted effective tax rate and a reconciliation of reported effective tax rates to adjusted effective tax rate.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate, non-GAAP financial measures, in this report. We define EBITDA as net income before net interest expense, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for impairment of goodwill and intangible assets, transaction and integration costs, IPO readiness costs, non-cash equity-based compensation, supply chain optimization and non-recurring costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted net income, adjusted operating expenses, adjusted income tax (expense) benefit and adjusted effective tax rate consists of net income, total operating expenses, reported income tax expense and reported effective tax rate before impairment of goodwill and intangible assets, transaction and integration costs, IPO readiness, non-cash equity-based compensation, supply chain optimization, non-recurring costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted net income and diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of non-GAAP financial measures are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Non-GAAP financial measures should not be considered as alternatives to operating income, net income, earnings per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax expense or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not reflect the impact of impairments of goodwill or intangible assets;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not reflect the impact of transaction costs and certain integration costs associated with the Birch Benders Acquisition and the Noosa Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs in fiscal 2020 and fiscal 2021 related to a large, uncompleted transaction;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not reflect costs associated with preparing for our IPO, including public company readiness;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not reflect the impact of write-downs of fixed assets, product write-offs related to manufacturing optimization, certain operation rationalization initiatives and strategic initiatives;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not reflect the impact of share-based compensation upon our results of operations; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, diluted earnings per share from adjusted net income, adjusted operating expenses, adjusted income tax expense and adjusted effective tax rate do not include certain expenses that are non-recurring, infrequent and unusual in nature, including extinguishment of debt, forgiveness of capital advance, costs associated with the dividend, enterprise resource planning (“ERP”) implementation costs related to integrating acquisitions, severance costs and certain legal settlements related to the exit of facilities.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Net income	$4,057	$11,712
Interest	6,022	5,367
Income tax expense	(2,711)	(4,040)
Depreciation and amortization	9,555	9,379
EBITDA	22,345	30,498
Transaction and integration costs(1)	—	3,170
Initial public offering readiness(2)	220	1,145
Non-cash equity-based compensation(3)	4,087	561
Supply chain optimization(4)	592	—
Non-recurring costs(5)	377	185
Adjusted EBITDA	$27,621	$35,559

EBITDA margin	10.6%	16.1%
Adjusted EBITDA margin	13.2%	18.8%
(1)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction. There are no costs for the 13 weeks ended March 26, 2022. For the 13 weeks ended March 27, 2021, these costs are included in total operating expenses.
(2)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment. For all periods presented, these costs are included in total operating expenses.
(3)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees. For all periods presented, these costs are included in total operating expenses.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier. For the 13 weeks ended March 26, 2022, all costs are included in cost of sales. There are no costs for the 13 weeks ended March 27, 2021.
(5)	Consists of costs related to professional fees related to organizational optimization and ERP conversion costs related to integrating acquisitions. For all periods presented, these costs are included in total operating expenses.

EBITDA margin and Adjusted EBITDA margin are calculated by dividing EBITDA and Adjusted EBITDA by net sales for the applicable period.

The following table provide a reconciliation of adjusted net income to net income, its most directly comparable GAAP measure, and the resulting adjusted diluted earnings per share calculated from adjusted net income, for each of the periods presented:

	Fiscal Year Ended
(In thousands, except share and per share data)	March 26, 2022	March 27, 2021
Net income	$4,057	$11,712
Transaction and integration costs(1)	—	3,170
Initial public offering readiness(2)	220	1,145
Non-cash equity-based compensation(3)	4,087	561
Supply chain optimization(4)	592	—
Non-recurring costs(5)	377	185
Acquisition amortization(6)	6,809	6,810
Tax effect of adjustments(7)	(2,360)	(2,790)
Adjusted net income	$13,782	$20,793

Earnings per share:
Diluted	$0.04	$0.15
Adjusted diluted	$0.14	$0.27

Weighted average shares outstanding:
Diluted	101,262,103	76,867,992
Adjusted diluted	101,262,103	76,867,992

(1)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction. There are no costs for the 13 weeks ended March 26, 2022. For the 13 weeks ended March 27, 2021, these costs are included in total operating expenses.
(2)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment. For all periods presented, these costs are included in total operating expenses.

(3)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees. For all periods presented, these costs are included in total operating expenses.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier. For the 13 weeks ended March 26, 2022, all costs are included in cost of sales. There are no costs for the 13 weeks ended March 27, 2021.
(5)	Consists of costs related to professional fees related to organizational optimization and ERP conversion costs related to integrating acquisitions. For all periods presented, these costs are included in total operating expenses.
(6)	Amortization costs associated with acquired trade names and customer lists.
(7)	Tax effect was calculated using the Company's adjusted annual effective tax rate.

The following table provides a reconciliation of adjusted operating expenses to total operating expenses, its most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Selling, general and administrative	$33,915	$33,433
Depreciation and amortization	7,203	7,190
Total operating expenses	41,118	40,623
Transaction and integration costs(1)	—	(3,170)
Initial public offering readiness(2)	(220)	(1,145)
Non-cash equity-based compensation(3)	(4,087)	(561)
Non-recurring costs(4)	(377)	(185)
Total adjusted operating expenses	$36,434	$35,562
(1)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction.
(2)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.
(3)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(4)	Consists of costs related to professional fees related to organizational optimization and ERP conversion costs related to integrating acquisitions.

We adjust the GAAP financial measures for reported income tax expense and reported effective tax rate to exclude the effect of impairment of goodwill and intangible assets, transaction and integration costs, IPO readiness, non-cash equity-based compensation, supply chain optimization, acquisition amortization and other non-recurring costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective tax rate, and other impacts to tax expense. This non-GAAP financial measure is intended to provide a meaningful comparison of the Company’s effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP financial measure to monitor the effectiveness of adjustments on our tax rate.

The following table provides reconciliations of reported income tax expense to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate for the 13 weeks ended March 26, 2022 and March 27, 2021:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Reported income tax expense	$(2,711)	$(4,040)
Transaction and integration costs	(416)	(779)
Initial public offering readiness	(349)	(284)
Non-recurring costs	-	(46)
Acquisition amortization	(1,595)	(1,681)
Adjusted income tax expense(1)	$(5,071)	$(6,830)

Reported effective tax rate	40.0%	25.7%
Transaction and integration costs	(2.3)	(0.3)
Initial public offering readiness	(1.9)	(0.1)
Acquisition amortization	(8.9)	(0.6)
Adjusted effective tax rate(1)	26.9%	24.7%

(1) The adjustments to reported income tax expense and reported effective tax rate represent the tax effect of the reconciling items included in the adjusted net income table above. See “—Non-GAAP Financial Measures” for definitions of our reported income tax expense to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities and proceeds from equity offerings. As of March 26, 2022, we had cash and equivalents of $70.1 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. We estimate that our capital expenditures will be approximately $16 million to $20 million in fiscal 2022, which we plan to fund with cash generated from our operating activities. We have purchase commitments of approximately $6.0 million and $8.0 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products. Our total lease obligations were $26.9 million as of March 26, 2022, with $3.4 million due over the next 12 months. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of March 26, 2022, with no obligation to pay principal payments over the remaining term. We are required to make quarterly interest payments and estimate our interest payments to be approximately $23.8 million over the next 12 months.

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

Credit Facilities and Unused Borrowing Capacity

On June 8, 2021, Sovos Intermediate (the “Borrower”) entered into (i) the First Lien Credit Agreement, pursuant to which the First Lien Lenders agreed to provide senior secured credit facilities, consisting of (a) an initial first lien term loan facility in an original principal amount of $580.0 million (the “Initial First Lien Term Loan Facility” and the loans thereunder, the “Initial First Lien Term Loans”) and (b) a revolving facility in an original principal amount of $125.0 million (the “Revolving Facility” and the loans thereunder, the “Initial Revolving Loans”), including a letter of credit facility with a $45.0 million sublimit, and (ii) a Second Lien Credit Agreement among Sovos Intermediate, Sovos Brands Holdings, Inc., Owl Rock Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto (“Second Lien Lenders”), pursuant to which the Second Lien Lenders agreed to provide a second lien secured credit facility, consisting of an initial term loan facility in an original principal amount of $200.0 million (the “Initial Second Lien Facility” and the loans thereunder, the “Initial Second Lien Loans,” and together with the Initial First Lien Term Loans and the Initial Revolving Loans, collectively, the “Credit Facilities”). Our Senior Credit Facilities consisted of (i) an initial term loan facility in an original principal amount equal to $280.0 million, (ii) a revolving credit facility in an original principal amount equal to $45.0 million, including a letter of credit facility with a $15.0 million sublimit, and (iii) an incremental term loan commitment in an original principal amount equal to $100.0 million (collectively, the “Senior Credit Facilities”).

In June 2021, we used the proceeds of the Initial First Lien Term Loans and the Initial Second Lien Loans to repay the full amounts outstanding under our Senior Credit Facilities and finance a dividend of $400.0 million to the sole stockholder of Sovos Intermediate, which was ultimately distributed to the limited partners of Sovos Brands Limited Partnership.

In September 2021, using net proceeds of the IPO, we paid the full outstanding principal balance on the Initial Second Lien Loans of $200.0 million. Additionally, in September 2021 and October 2021, we prepaid $59.7 million and $39.5 million, respectively, of the outstanding principal balance under the Initial First Lien Term Loans. As a result of the prepayment on the Initial First Lien Term Loans, all future principal payments have been eliminated for the remaining term of the loan.

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

As of March 26, 2022, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of March 26, 2022.  As of March 26, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 4.25%.

The First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of March 26, 2022, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	13 Weeks Ended
(In thousands)	March 26, 2022	March 27, 2021
Cash provided by (used in):
Operating activities	$11,199	$2,331
Investing activities	(7,180)	(1,367)
Financing activities	(24)	5,981
Change in cash and cash equivalents	$3,995	$6,945

Cash Provided by Operating Activities

Cash provided by operating activities was $11.2 million for the 13 weeks ended March 26, 2022, an increase of $8.9 million from $2.3 million for the 13 weeks ended March 27, 2021. The increase was primarily due to a decrease in the use of cash in operating assets and liabilities of $15.2 million and an increase in non-cash charges of $3.5 million for equity-based compensation, offset by a decrease in net income of $7.7 million and a decrease in non-cash charges for deferred income taxes in the 13 weeks ended March 26, 2022 compared to the same period in 2021.

The decrease in cash used in operating assets and liabilities was primarily due to an $11.2 million decrease in the use of cash from accounts receivable resulting from decreased days sales outstanding as well as decreased volume impact, and a $10.7 million decrease in the use of cash for inventory due to supply constraints resulting in lower inventory levels for the 13 weeks ended March 26, 2022 compared to inventory replenishment during the 13 weeks ended March 27, 2021 due to low inventory levels from high COVID-19 demand in fiscal 2020.  These decreases in the use of cash were offset by a $3.1 million increase in the use of cash from accrued expenses as a result of lower accrued marketing and professional fees, a $2.3 million increase in the use of cash from accounts payable and a $0.8 million increase in the use of cash from prepaid expenses related to prepaid marketing during the 13 weeks ended March 26, 2022.

Cash Used in Investing Activities

Cash used in investing activities was $7.2 million for the 13 weeks ended March 26, 2022, an increase of $5.8 million from $1.4 million for the 13 weeks ended March 27, 2021. The increase in cash used by investing activities was related to increased capital expenditures for the 13 weeks ended March 27, 2021, primarily due to new production equipment at a co-packing manufacturing facility and packaging automation at our Austin, Texas manufacturing facility.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $24 thousand for the 13 weeks ended March 26, 2022, compared to cash provided by financing activities of $6.0 million for the 13 weeks ended March 27, 2021. The decrease was primarily due to the $6.0 million in proceeds from payment in full of a stockholder note receivable during the 13 weeks ended March 27, 2021.

Off-Balance Sheet Arrangements

As of March 26, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our audited consolidated financial statements as of December

25, 2021 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 (“Form 10-K”).

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Form 10-K for a discussion of recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 13 weeks ended March 26, 2022, we experienced increased cost of sales, as a percentage of net sales, including higher freight and shipping costs and raw material costs. We continue to expect higher inflation and distribution costs given the tight global supply chain and current geopolitical tensions. Consistent with the industry, we are seeing cost increases in several packaging and raw materials such as milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports as well as intermodal and trucking delays, which have resulted in long lead times and higher logistics costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of March 26, 2022, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. Based upon our principal amount of long-term debt outstanding at March 26, 2022, a hypothetical 1% increase or decrease in average interest rates would impact our annual interest expense in the next year by approximately $5.0 million.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the 13 weeks ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before investing in our common stock, in addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (“2021 Form 10-K”) which could materially affect our business, financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2021 Form 10-K, but these are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results. The occurrence of any of the risks disclosed in our 2021 Form 10-K or any of the following risks could materially and adversely affect our business, financial condition, results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

We are vulnerable to decreases in the supply of and increases in the price of ingredients and other materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs through cost savings initiatives or pricing.

We purchase raw materials, including agricultural products, whole milk, almond and other flours, tomatoes, cheese, chicken and meat, and other ingredients, such as fruit preparations, from growers, commodity processors, ingredient suppliers and other food companies located primarily in the United States. We also purchase packaging materials, including glass jars, foils, tubs, caps and lids, trays, labels, cardboard, cartons and other packaging, from global packaging manufacturers. Our co-manufacturers also purchase ingredients and packaging materials and can pass along cost increases to us subject, in some instances, to certain contractual limitations. Ingredients and packaging materials are subject to increases in price attributable to a number of factors, including disruptions in supply, global geopolitical tensions, other political unrest, tariffs, sanctions, trade disputes, drought and excessive rain, fire, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Certain ingredients used in some of our products are organic or non-GMO, and organic and non-GMO raw materials may be subject to additional pressures from increased demand or greater supply vulnerability. We are particularly vulnerable to agricultural disasters or pestilence resulting in price increases associated with the tomato crops in Italy and the United States, the eggplant crop in the United States and Mexico, egg production in the United States, the production of milk in the United States, honey production in the United States and Canada and fruit crop supply because of our and our co-packers’ large purchases of these materials. Crop disease or other crop failures and crop pests, such as insects, plant diseases and fungi, as well as herd and flock diseases, such as mad cow disease, swine influenza and avian influenza, and issues impacting pollinators and bee colonies, could impact the cost and availability of the agricultural products, animal proteins and eggs used in our products. Factors associated with the COVID-19 pandemic have resulted in increased demand for and disrupted supply of some ingredients and packaging materials. Factors associated with global geopolitical tensions, including relating to Ukraine, have also disrupted packaging and other supplies and increased costs. We expect factors associated with COVID-19 and global geopolitical tensions to continue to impact our business and may become more acute, particularly with respect to oil and its related impact on transportation and logistics costs as well as resin costs. Fluctuations in commodity prices can lead to retail price volatility and increased price competition and can influence consumer and trade buying patterns.

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

Further, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. We recently increased prices for Rao’s sauces and also announced that we will increase prices for other products in our portfolio, which could adversely impact demand and sales. We may implement additional price increases in the future, including multiple price increases in a fiscal year, and we may not be able to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains. To the extent we are unable to offset present and future cost increases related to the production and distribution of our products, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

†10.5	Sovos Brands Richard Greenberg Employment Term Sheet (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on August 27, 2021).
†10.6	Retention Agreement dated January 14, 2022 between Sovos Brands Intermediate, Inc. and Richard Greenberg (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 15, 2022).
†10.7	Sovos Brands Limited Partnership 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on August 27, 2021).
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

†10.26

Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and directors (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on November 9, 2021).

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

†10.32	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 15, 2022).
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

†10.35	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.36	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed on August 27, 2021).
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: May 4, 2022	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)