Form 10-Q
period 2022-06-25
Sovos Brands, Inc.
filed 2022-08-03
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

As of July 29, 2022, there were 100,912,023 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 25, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	June 25, 2022	December 25, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,651	$66,154
Accounts receivable, net	73,907	70,729
Inventories	76,626	51,615
Prepaid expenses and other current assets	4,221	6,685
Total current assets	227,405	195,183
Property and equipment, net	66,701	62,671
Operating lease right-of-use assets	14,497	15,672
Goodwill	395,399	437,451
Intangible assets, net	451,035	464,655
Other long-term assets	2,197	2,299
TOTAL ASSETS	$1,157,234	$1,177,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,720	$37,254
Accrued expenses	48,002	51,757
Current portion of long-term debt	90	98
Current portion of long-term lease liabilities	3,208	3,216
Total current liabilities	101,020	92,325
Long-term debt, net of debt issuance costs	481,883	481,420
Deferred income taxes	66,275	76,976
Long-term operating lease liabilities	15,721	17,302
Other long-term liabilities	442	421
TOTAL LIABILITIES	665,341	668,444

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 100,912,023 and 100,892,547 shares issued and outstanding as of June 25, 2022 and December 25, 2021, respectively	101	101
Additional paid-in-capital	567,860	559,226
Accumulated deficit	(76,068)	(49,840)
TOTAL STOCKHOLDERS’ EQUITY	491,893	509,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,234	$1,177,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$197,433	$161,838	$407,366	$351,209
Cost of sales	142,410	112,135	298,435	239,764
Gross profit	55,023	49,703	108,931	111,445
Operating expenses:
Selling, general and administrative	39,449	26,745	73,364	60,178
Depreciation and amortization	7,200	7,205	14,403	14,395
Impairment of goodwill	42,052	—	42,052	—
Loss on extinguishment of debt	—	9,717	—	9,717
Total operating expenses	88,701	43,667	129,819	84,290
Operating income (loss)	(33,678)	6,036	(20,888)	27,155
Interest expense	5,713	6,699	11,735	12,066
Income (loss) before income taxes	(39,391)	(663)	(32,623)	15,089
Income tax (expense) benefit	9,106	(676)	6,395	(4,716)
Net income (loss)	$(30,285)	$(1,339)	$(26,228)	$10,373

Earnings (loss) per share:
Basic	$(0.30)	$(0.02)	$(0.26)	$0.14
Diluted	$(0.30)	$(0.02)	$(0.26)	$0.13
Weighted average shares outstanding:
Basic	100,897,815	74,058,447	100,895,181	74,058,447
Diluted	100,897,815	74,058,447	100,895,181	77,041,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at March 26, 2022	100,892,547	$101	$—	$563,313	$(45,783)	$517,631
Equity-based compensation expense	—	—	—	4,547	—	4,547
Shares issued upon vesting of restricted stock units	19,476	—	—	—	—	—
Net loss	—	—	—	—	(30,285)	(30,285)
Balance at June 25, 2022	100,912,023	$101	$—	$567,860	$(76,068)	$491,893

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 25, 2021	100,892,547	$101	$—	$559,226	$(49,840)	$509,487
Equity-based compensation expense	—	—	—	8,634	—	8,634
Shares issued upon vesting of restricted stock units	19,476	—	—	—	—	—
Net loss	—	—	—	—	(26,228)	(26,228)
Balance at June 25, 2022	100,912,023	$101	$—	$567,860	$(76,068)	$491,893

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at March 27, 2021	74,058,447	$74	$—	$654,947	$(40,047)	$614,974
Equity-based compensation expense	—	—	—	544	—	544
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	(400,000)
Net loss	—	—	—	—	(1,339)	(1,339)
Balance at June 26, 2021	74,058,447	$74	$—	$255,491	$(41,386)	$214,179

			Stockholders’	Additional	Retained Earnings	Total
	Common Stock		Notes	Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$596,701
Proceeds from stockholders' notes receivable	—	—	6,000	—	—	6,000
Equity-based compensation expense	—	—	—	1,105	—	1,105
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	(400,000)
Net income	—	—	—	—	10,373	10,373
Balance at June 26, 2021	74,058,447	$74	$—	$255,491	$(41,386)	$214,179

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	26 Weeks Ended
	June 25, 2022	June 26, 2021
Operating activities
Net income (loss)	$(26,228)	$10,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,380	18,808
Equity-based compensation expense	8,634	1,105
Loss on foreign currency contracts	497	—
Deferred income taxes	(10,701)	4,138
Amortization of debt issuance costs	633	1,058
Non-cash operating lease expense	1,216	1,095
Provision for excess and obsolete inventory	224	—
Loss on disposal of property and equipment	—	54
Impairment of goodwill	42,052	—
Loss on extinguishment of debt	—	9,717
Other	(6)	60
Changes in operating assets and liabilities:
Accounts receivable, net	(3,171)	388
Inventories	(25,234)	(32,915)
Prepaid expenses and other current assets	2,077	(2,732)
Other long-term assets	(30)	394
Accounts payable	12,405	17,712
Accrued expenses	(3,864)	(15,315)
Other long-term liabilities	20	8
Operating lease liabilities	(1,630)	(1,343)
Net cash provided by operating activities	16,274	12,605

Investing activities
Purchases of property and equipment	(9,730)	(2,604)
Net cash used in investing activities	(9,730)	(2,604)

Financing activities
Payments of debt issuance costs	—	(3,008)
Proceeds from long-term debt	—	769,136
Repayments of long-term debt	—	(374,146)
Repayments of capital lease obligations	(47)	(32)
Proceeds from stockholder's note receivable	—	6,000
Contingent earn out consideration paid	—	(5,000)
Dividends paid	—	(400,000)
Net cash used in financing activities	(47)	(7,050)

Cash and cash equivalents
Net increase in cash and cash equivalents	6,497	2,951
Cash and cash equivalents at beginning of period	66,154	37,026
Cash and cash equivalents at end of period	$72,651	$39,977

	26 Weeks Ended
	June 25, 2022	June 26, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$11,350	$11,753
Cash paid for taxes	3,670	1,953
Proceeds from income tax refunds	(11)	(44)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$—	$21,711
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	41	—
Acquisition of property and equipment not yet paid	100	99

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview

Sovos Brands, Inc. and its subsidiaries (the “Company,” “we,” “our”) is a consumer-packaged food company that creates value for its stockholders through acquisition and executive management of brands in the food industry. On September 22, 2021, Sovos Brands, Inc. priced its initial public offering (the “IPO”) of 23,334,000 shares of its common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase up to an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. In conjunction with the IPO, the Company became actively traded on the Nasdaq Global Select Market (“NASDAQ”) listed under the trade symbol of “SOVO.” Upon the closing of the IPO on September 27, 2021, the Company issued 23,334,000 shares of its common stock and received approximately $263.2 million, net of underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, net of underwriting discounts and commissions. See Note 13. Stockholders’ Equity for more information.

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

Description of Business

Sovos Brands, Inc. is a consumer-packaged food company that is focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrees, yogurts, gelato, pancake and waffle mixes, other baking mixes and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, noosa and Birch Benders which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate and grow brands as we continue to scale. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people make Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended December 25, 2021, included in our Annual Report on Form 10-K, as amended, filed with the SEC on March 15, 2022 (“2021 Form 10-K”).

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2021 Form 10-K, other than what is described below.

Hedging and Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally option contracts, collars and interest rate caps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes.

Derivative instruments are classified in the Condensed Consolidated Balance Sheets based on the contractual maturity of the instrument or the timing of the underlying cash flows. The fair value of derivative instruments is reflected in prepaid expenses and other current assets or accrued expenses. On the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item.

Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in the Condensed Consolidated Statements of Operations in selling, general and administrative.

See Note 12. Hedging and Derivative Financial Instruments for further discussion.

New Accounting Pronouncements and Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of these ASUs through December 31, 2022. The Company does not anticipate the amendments of this ASU to have a material impact to its consolidated financial statements upon adoption.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The Company previously adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments effective December 27, 2020, and therefore this amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments of ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company expects the impact of this amendment to be administrative and does not anticipate any material impact to the consolidated financial statements.

3. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Rao’s	$119,798	$83,444	$257,210	$198,514
Noosa	47,548	43,716	89,399	82,586
Michael Angelo’s	19,740	18,594	39,982	37,597
Birch Benders	10,347	16,084	20,775	32,512
Total net sales	$197,433	$161,838	$407,366	$351,209

4. Inventories

Inventories consisted of the following:

(In thousands)	June 25, 2022	December 25, 2021
Finished goods	$61,885	$38,715
Raw materials and packaging supplies	14,741	12,900
Total inventories	$76,626	$51,615

5. Goodwill

Changes in the carrying value of Goodwill during the 26 weeks ended June 25, 2022 were as follows:

(In thousands)	Goodwill
Balance as of December 25, 2021	437,451
Impairment	(42,052)
Balance as of June 25, 2022	$395,399

For the 13 weeks ended June 25, 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed. The Company compared the estimated fair value of the Birch Benders reporting unit to the carrying value of its assets and liabilities, including goodwill. The fair value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis, both methods weighted equally. It was determined that the carrying value of the goodwill exceeded the Company’s estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, for the 13 weeks ended June 25, 2022.

There were no impairment charges related to goodwill during the 13 weeks or 26 weeks ended June 26, 2021.

6. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	June 25, 2022
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$80,265	$132,735
Tradename	192,347	27,047	165,300
	405,347	107,312	298,035
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$107,312	$451,035

	December 25, 2021
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$71,330	$141,670
Tradename	192,347	22,362	169,985
	405,347	93,692	311,655
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$93,692	$464,655

Amortization expense related to intangible assets during the 13 weeks ended June 25, 2022 and June 26, 2021 was $6.8 million and $6.8 million, respectively. Amortization expense related to intangible assets during the 26 weeks ended June 25, 2022 and June 26, 2021 was $13.6 million and $13.6 million, respectively.

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the second quarter of 2022, the Company identified underperformance of the Birch Benders reporting unit and accordingly, performed a recoverability test to determine if the carrying amounts of the Birch Benders Customer relationships and Tradename intangible assets with definite useful lives are recoverable and whether the carrying amount exceeds its fair value. The results of the recoverability test using an undiscounted cash flow model indicated that the fair value exceeded the carrying value, and therefore no impairment was recorded.

There were no impairment charges related to intangible assets during the 13 weeks or 26 weeks ended June 26, 2021.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$13,620
2023	27,240
2024	27,240
2025	27,240
2026	27,240
2027 and thereafter	175,455
Total	$298,035

7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	June 25, 2022	December 25, 2021
Accrued trade	$21,886	$23,122
Accrued general expense	13,607	15,327
Accrued compensation and benefits	10,588	10,478
Accrued marketing	1,921	2,830
Total accrued expenses	$48,002	$51,757

8. Long-Term Debt

Long-term debt consisted of the following:

	June 25, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,875)	$474,925
Finance lease liabilities	7,048	—	7,048
Total debt	$487,848	$(5,875)	481,973
Less: current portion of finance lease liabilities			90
Total long-term debt			$481,883

	December 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(6,377)	$474,423
Finance lease liabilities	7,095	—	7,095
Total debt	$487,895	$(6,377)	481,518
Less: current portion of finance lease liabilities			98
Total long-term debt			$481,420

Senior Debt

In November 2018, in conjunction with the acquisition of Noosa, Sovos Intermediate (“Borrower”) entered into a Credit Facility Agreement with Credit Suisse, Citizens Bank N.A. (“Citizens”), Deutsche Bank and Aresbank, S.A. (“Credit Agreement”) with a term loan of $280 million (“2018 Term Loan”) and a revolving line of credit of $45 million (“Revolving Line of Credit”). In accordance with the Credit Agreement, the Company repaid the outstanding 2017 term loan of $158.4 million with Citizens as well as the amount outstanding under the revolving line of credit of $7.0 million.

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

The amortization of debt issuance costs and discount of $0.3 million and $0.5 million for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and $0.6 million and $1.1 million for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively, is included within interest expense in the Condensed Consolidated Statements of Operations.

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

As of September 27, 2021, the closing date of the IPO, the interest rate on the Initial First Lien Term Loan Facility and Revolving Facility decreased 50 basis points. As of June 25, 2022 and December 25, 2021, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 4.25% and 4.50%, respectively.

In July 2022, the Company entered into an interest rate hedge. See Note 18. Subsequent Events for additional discussion.

As of June 25, 2022 and December 25, 2021, the Company had available credit of $125 million under the Revolving Facility. There was zero outstanding on the Revolving Facility as of June 25, 2022 and December 25, 2021.

Loan Covenants

In connection with the First Lien Credit Agreement, the Company has various financial, affirmative and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of June 25, 2022, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

See Note 9. Leases and Note 16. Related Party Transactions for additional discussion of the finance lease liabilities.

9. Leases

The Company leases real estate in the form of distribution centers, manufacturing facilities, equipment and office space. Generally, the term for real estate leases ranges from 2 to 10 years at inception of the contract. Generally, the term for equipment leases is 5 years at inception of the contract. Most manufacturing facilities and office space leases include one or more options to renew, with renewal terms that generally can extend the lease term from 2 to 30 years. The exercise of lease renewal options is at the Company’s discretion.

Operating and finance lease costs are included within Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Sublease income was not material for the periods presented.

The components of lease expense were as follows:

		13 Weeks Ended		26 Weeks Ended
(In thousands)	Statement of Operations Caption	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$839	$808	$1,679	$1,585
Variable lease cost (1)	Cost of sales and Selling, general and administrative	357	317	720	656
Total operating lease cost		1,196	1,125	2,399	2,241

Short term lease cost	Cost of sales and Selling, general and administrative	50	31	96	111

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	65	65	130	130
Interest on lease liabilities	Interest expense	132	133	265	266
Total finance lease cost		197	198	395	396

Total lease cost		$1,443	$1,354	$2,890	$2,748
(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	June 25, 2022	December 25, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,497	$15,672
Finance lease right-of-use assets	Property and equipment, net	6,168	6,299
Total lease assets		$20,665	$21,971

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,208	$3,216
Finance lease liabilities	Current portion of long-term debt	90	98
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	15,721	17,302
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,958	6,997
Total lease liabilities		$25,977	$27,613

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	June 25, 2022	December 25, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.7	7.1
Finance leases	34.5	34.8
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	7.8%	7.8%

Future maturities of lease liabilities as of June 25, 2022, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$2,022	$295
2023	4,051	609
2024	3,483	557
2025	2,972	549
2026	2,999	520
Thereafter	6,920	18,970
Total lease payments	22,447	21,500
Less: Interest	(3,518)	(14,452)
Present value of lease liabilities	$18,929	$7,048

As of June 25, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,030	$1,891
Operating cash flows from finance leases	265	266
Financing cash flows from finance leases	47	$33
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	—	—
Operating leases	41	—

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

Purchase Commitments

As of June 25, 2022, the Company had purchase commitments to third-party suppliers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $12.4 million.

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

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of June 25, 2022 and December 25, 2021, based on interest rates currently available to the Company for similar borrowings.

The Company’s derivative assets and liabilities are carried at fair value as required by GAAP. The estimated fair values of the derivative assets and liabilities on the Company’s forward contracts is based on foreign currency exchange rates in active markets. Thus, the Company measures the fair value of these contracts as Level 2. The estimated fair values of the Company’s derivative instruments approximate their carrying values as of June 25, 2022. As of June 25, 2022, the Company’s derivative instruments resulted in a current liability of $0.5 million after netting. There were no derivative instruments to measure as of December 25, 2021.

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans.

For the 13 weeks ended June 25, 2022, the Company determined that the carrying value of the Birch Benders goodwill exceeded its estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, for the 13 weeks ended June 25, 2022. See Note 5. Goodwill for more information.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 26 weeks ended June 25, 2022 and the fiscal year ended December 25, 2021.

12. Hedging and Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is foreign currency exchange rate risk and interest rate risk.

The Company uses various types of derivative instruments including, but not limited to, option contracts, collars and interest rate caps. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. An interest rate cap involves the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. We do not enter into derivative financial instruments for trading purposes.

All derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets, primarily in the following line items, as applicable: prepaid expenses and other current assets and accrued expenses. The carrying values of the derivatives reflect the impact of netting agreements. These netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or economic hedges. The foreign currency derivative instruments are considered an economic hedge as they do not qualify for hedge accounting treatment. The changes in the fair values of the foreign currency derivative instruments are recognized as selling, general and administrative operating expenses in the Consolidated Statements of Operations.

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates or interest rates. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all our derivatives are straightforward over-the-counter instruments with liquid markets. See Note 11. Fair Value of Financial Instruments for more information.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item selling, general and administrative in our Condensed Consolidated Statements of Operations. The total notional values of derivatives related to our foreign currency economic hedges were $297.2 million and $0 as of June 25, 2022 and December 25, 2021, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in thousands):

		Gain (Loss) Recognized
		13 Weeks Ended		26 Weeks Ended
Derivatives Not Designated as Hedging Instruments	Statement of Operations Caption	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Foreign currency contracts	Selling, general and administrative	$(497)	$—	$(497)	$—
Total		$(497)	$—	$(497)	$—

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in thousands):

		Fair Value(1)(2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption(1)	June 25, 2022	December 25, 2021
Assets
Foreign currency contracts		$311		$—

Liabilities
Foreign currency contracts		808		—

Foreign currency contracts, net	Accrued expenses	$497	$

(1)	All of the Company’s derivative instruments are carried at fair value in our Condensed Consolidated Balance Sheets after considering the impact of legally enforceable master netting agreements..
(2)	See Note 11 Fair Value of Financial Instruments for additional information related to the estimated fair value.

The Company did not have any derivative instruments in the periods presented that were designated as hedging instruments.

In July 2022, the Company entered into an interest rate hedge. See Note 18. Subsequent Events for additional discussion.

13. Stockholders’ Equity

Dividend distribution

On June 8, 2021, the Company paid a one-time cash dividend to the Ultimate Parent. The total amount of the dividend was $400 million and was recorded against additional paid-in capital (“APIC”).

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

14. Equity-Based Compensation

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

Restricted Common Stock

In connection with the IPO, a change in the vesting of the existing performance-based IUs and accordingly the related distributed restricted stock resulted in a modification to the grants and required the shares to be revalued as of the IPO date, resulting in a modified grant date fair value of approximately $13.0 million. The fair value of the performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.  Specifically, the model revalued the performance units based on the revised vesting condition of the 2.0x multiple of invested capital (“MOIC”) restricted stock units achieving the 2.0x MOIC based on a 30-day volume weighted average price with the remainder of the restricted stock units vesting upon the earlier of the Ultimate Parent owning 25% or less of the Company or 30 months post-IPO. On November 3, 2021, the performance condition of the 2.0x MOIC restricted common stock was met and, accordingly, 683,442 shares of restricted stock with a performance-based vesting condition vested.

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

As of June 25, 2022, 33,065 shares of restricted common stock resulting from the distribution of common stock with respect to unvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of June 25, 2022, the remaining 2,298,866 shares of restricted common stock resulting from the distribution with respect to unvested performance-based IUs will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Ultimate Parent.

During the 13 weeks and 26 weeks ended June 25, 2022, the Company recorded equity-based compensation expense of approximately $0.3 million and $0.6 million, respectively, related to the restricted common stock with time-based service vesting conditions. During the 13 weeks and 26 weeks ended June 26, 2021, the Company recorded equity-based compensation expense of approximately $0.5 million and $1.1 million, respectively, related to the IUs with time-based service vesting conditions.

The Company recognized approximately $1.7 million and $3.2 million of equity-based compensation expense during the 13 weeks and 26 weeks ended June 25, 2022, respectively, related to the performance-based restricted common stock and will recognize the remaining expense for these awards ratably over the applicable 30-month period. Prior to the distribution of common stock with respect to the performance-based IUs, the performance conditions for the performance-based IUs were not deemed probable of occurrence, and therefore, no compensation cost was recorded for such IUs prior to September 23, 2021.

The equity-based compensation expense prior to the IPO was considered to be a transaction with the Ultimate Parent and was classified as a component within APIC in the Company’s consolidated statements of changes in stockholder’s equity.

Post-IPO Equity

2021 Equity Incentive Plan

Effective September 21, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves 9,739,244 shares of common stock to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units or equity-based awards to eligible employees, consultants and directors.

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

During the 26 weeks ended June 25, 2022, the Company granted 673,415 RSUs to certain employees and independent directors. The RSUs include (i) 576,688 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 76,039 RSUs issued to an employee with each award vesting in three equal annual installments, and (iii) 20,688 RSUs issued to independent directors that vest on the earlier of the first anniversary of the grant and immediately prior to our 2023 annual meeting of stockholders, all of which are subject in general to the employee’s and independent director’s continued service through the vesting date.

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

During the 26 weeks ended June 25, 2022, the Company granted 343,800 PSUs to employees with each award vesting subject in general to the achievement of a performance condition that measures the total shareholder return (“TSR”) relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200% with straight-line interpolation applied and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs granted during the 26 weeks ended June 25, 2022 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

The Company recognized approximately $2.6 million and $4.8 million in equity-based compensation expense for the 13 weeks and 26 weeks ended June 25, 2022, respectively, resulting from the issuance of RSUs and PSUs under the 2021

Plan, and expects to record equity-based compensation expense of approximately $22.4 million through the first quarter of 2025.

As of June 25, 2022, there was an aggregate of 7,379,639 shares of common stock available for future equity awards under the 2021 Plan.

15. Income Taxes

The tax (expense) benefit and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income before income taxes	$(39,391)	$(663)	$(32,623)	$15,089
Effective income tax (expense) benefit	$9,106	$(676)	$6,395	$(4,716)
Effective tax rate	23.1%	(102.0)%	19.6%	31.3%

The effective tax rates for the 13 weeks and 26 weeks ended June 25, 2022 and June 26, 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to changes in earnings, nondeductible equity-based compensation, limitation on the deduction of executive compensation for public companies, various discrete items including the impairment of goodwill and state taxes.

16. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by an employee, board member of the Company and major equity holder of the Ultimate Parent. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of June 25, 2022, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of June 25, 2022, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets.

The facility and land lease contained total payments of approximately $143 thousand and $124 thousand for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and $285 thousand and $248 thousand for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively. In addition, $45 thousand and $53 thousand was paid for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and $91 thousand and $95 thousand was paid for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Sales	$124	$123	$241	$235
Purchases	$2,296	$1,530	$4,266	$2,841

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	June 25, 2022	December 25, 2021
Receivables	$9	$26
Payables	$2,622	$354

The Company has a milk supply agreement with Morning Fresh for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of June 25, 2022, the Company has future commitments to purchase approximately $42.6 million of milk from Morning Fresh, approximated at current market price. In addition, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

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

The Company pays legal expenses and tax preparation fees on behalf of the Limited Partnership and carries balances within other long-term assets that reflects the amount due from the Limited Partnership. As of June 25, 2022 and December 25, 2021, the receivable balance was $0.5 million and $0.4 million, respectively.

17. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except share and per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$(30,285)	$(1,339)	$(26,228)	$10,373
Basic
Weighted average basic common shares outstanding	100,897,815	74,058,447	100,895,181	74,058,447
Basic earnings (loss) per share	$(0.30)	$(0.02)	$(0.26)	$0.14
Diluted
Weighted average diluted common shares outstanding	100,897,815	74,058,447	100,895,181	77,041,809
Diluted earnings (loss) per share	$(0.30)	$(0.02)	$(0.26)	$0.13

There were no anti-dilutive shares for the diluted EPS calculations for the 13 weeks and 26 weeks ended June 25, 2022 and June 26, 2021.

EPS calculations for the 13 weeks ended June 25, 2022 and June 26, 2021 excluded 0.4 million shares and 3.0 million shares, respectively, underlying stock options issuable upon exercise that would have been anti-dilutive due to the net loss for the period. EPS calculations for the 26 weeks ended June 25, 2022 excluded 0.2 million shares underlying stock options issuable upon exercise that would have been anti-dilutive due to the net loss for the period. There were no anti-dilutive shares for the diluted EPS calculation for the 26 weeks ended June 26, 2021.

18. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of June 25, 2022, through the filing date of this report. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.

Interest Rate Hedge

In July 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate under the Initial First Lien Term Loan Facility. Effective July 29, 2022, the Company transacted an interest rate cap with JPMorgan Chase Bank, N.A. for a notional amount of $240 million, a strike rate of 4.00% and a maturity date of July 31, 2024.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging and fuel, and labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	geopolitical tensions, including relating to Ukraine;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	competition in the packaged food industry and our product categories;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	the COVID-19 pandemic and associated effects;
●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	our inability to effectively manage our growth;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to expand household penetration and successfully market our products;
●	erosion of the reputation of one or more of our brands;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events on our manufacturing facilities, co-packers or raw material suppliers;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of June 25, 2022 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement; and

●	the interests of our majority stockholder may differ from those of public stockholders.

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

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each had 52 weeks. Our fiscal year ending December 31, 2022 (“fiscal 2022”) has 53 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks and 26 weeks ended June 25, 2022 and June 26, 2021 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

We are one of the fastest growing food companies of scale in the United States over the past two years, focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. Our brands, Rao’s, Michael Angelo’s, noosa and Birch Benders are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate, and grow brands as we continue to scale. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

Inflationary Environment and Impact of COVID-19

In the 26 weeks ended June 25, 2022, we experienced increased cost of sales, as a percentage of net sales, driven by increased costs for raw materials, packaging, logistics, labor and energy. Since the price increase announcements made in late fiscal 2021, we have continued to experience increased inflationary pressure and volatility, and accordingly, we have announced additional price increases during the 26 weeks ended June 25, 2022. In addition, to assist in partially mitigating inflation, we continue to target reduced trade spending, seeking to remove our least efficient promotions and drive net price increases, various productivity and cost savings initiatives within our manufacturing and logistics network.

We expect the year-over-year inflation to be relatively consistent throughout the full fiscal year 2022. As a result, we will closely monitor our pricing and may announce additional price increases in fiscal 2022. Consistent with the consumer-packaged food industry, we are seeing cost increases in several raw materials and packaging including, but not limited to, milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo. These challenges have resulted in long lead times and higher logistics costs. Labor-related disruptions, including labor shortages and absenteeism, have been challenges within our operations and among our third-party logistics providers and other business partners, sometimes leading to elevated downtime in our plants and potential late charges from our retail partners.

We expect to develop additional initiatives to partially mitigate inflationary pressure on top of the various productivity initiatives already in progress. Some of our ongoing supply chain initiatives today include: the further automation of our own production facilities, optimization of our co-manufacturing network, packaging value engineering and competitive procurement actions. Collectively, we expect the increases in costs to be partially mitigated in fiscal 2022 by the pricing actions, productivity initiatives and trade efficiencies.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and resulting governmental and other measures or changes thereto, including easing of restrictions. The global impact of the COVID-19 pandemic continues to evolve, and we continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on prioritizing the health of our employees while seeking to maintain the continuity of our product supply throughout the supply chain. We have benefited from changes in consumer shopping and consumption patterns during the COVID-19 pandemic, including increases of in-home consumption and trial of our products, resulting in increased household penetration of our brands. As a result of the strong demand for our products and intermittent supply chain disruptions, we continue to face challenges to meet our expected customer service levels in fiscal 2022.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income and diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks and 26 weeks ended June 25, 2022 and June 26, 2021. We have also included certain non-GAAP financial measures for the 13 weeks and 26 weeks ended June 26, 2021 that were not included in our Prospectus filed with the SEC on September 24, 2021 in order to conform with current period presentation.

Comparison of Unaudited Results for the 13 weeks ended June 25, 2022 and June 26, 2021

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	June 25, 2022	% of Sales	June 26, 2021	% of Sales	$ Change		% Change

Net sales	$197,433	100.0%	$161,838	100.0%	$35,595		22.0%
Cost of sales	142,410	72.1%	112,135	69.3%	30,275		27.0%
Gross profit	55,023	27.9%	49,703	30.7%	5,320		10.7%
Operating expenses:
Selling, general and administrative	39,449	20.0%	26,745	16.5%	12,704		47.5%
Depreciation and amortization	7,200	3.6%	7,205	4.5%	(5)		(0.1)%
Impairment of goodwill	42,052	21.3%	—	—%	42,052		NM %
Loss on extinguishment of debt	—	—%	9,717	6.0%	(9,717)		(100.0)%
Total operating expenses	88,701	44.9%	43,667	27.0%	45,034		103.1%
Operating income (loss)	(33,678)	(17.1)%	6,036	3.7%	(39,714)		(658.0)%
Interest expense	5,713	2.9%	6,699	4.1%	(986)		(14.7)%
Income (loss) before income taxes	(39,391)	(20.0)%	(663)	(0.4)%	(38,728)		5,841.3%
Income tax (expense) benefit	9,106	4.6%	(676)	(0.4)%	9,782		(1,447.0)%
Net loss	$(30,285)	(15.3)%	$(1,339)	(0.8)%	$(28,946)		2,161.8%

Diluted earnings (loss) per share	$(0.30)		$(0.02)		$(0.28)		1,400.0%
Diluted weighted average shares outstanding	100,897,815		74,058,447		26,839,368		36.2%

Other financial data: (1)
EBITDA	$(23,853)	(12.1)%	$15,465	9.6%	$(39,318)		(254.2)%
Adjusted EBITDA	$25,691	13.0%	$27,320	16.9%	$(1,629)		(6.0)%
EBITDA margin	(12.1)%		9.6%			%	(226.0)%
Adjusted EBITDA margin	13.0%		16.9%			%	(23.1)%
Adjusted gross profit	$55,225	28.0%	$49,703	30.7%	$5,522		11.1%
Adjusted operating expenses(2)	$32,549	16.5%	$25,003	15.4%	$7,546		30.2%
Adjusted operating income	$22,676	11.5%	$24,700	15.3%	$(2,024)		(8.2)%
Adjusted income tax expense	$(4,261)	(2.2)%	$(4,669)	(2.9)%	$408		(8.7)%
Adjusted effective tax rate	25.1%		26.0%			%	(3.2)%
Adjusted net income	$12,702	6.4%	$13,332	8.2%	$(630)		(4.7)%
Diluted earnings per share from adjusted net income	$0.13		$0.17		$(0.04)		(23.5)%

NM – Not meaningful.

(1)	Other financial data includes non-GAAP financial metrics. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of our net loss to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net loss to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.
(2)	The adjusted operating expenses for the 13 weeks ended June 26, 2021 include a non-GAAP reconciling item of $6.8 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $197.4 million represented an increase of $35.6 million, or 22.0%, for the 13 weeks ended June 25, 2022, as compared to the 13 weeks ended June 26, 2021. The increase was primarily due to a combination of higher volume and price/mix while, from a brand perspective, growth was driven primarily by Rao’s, and secondarily by noosa and Michael

Angelo’s. Results were partially offset by lower Birch Benders volume. Rao’s grew by 43.6% during the quarter, primarily as a result of higher sauce sales in addition to growth across the frozen, soup and pasta categories. noosa grew 8.8% driven by increases in sales of core spoonable yogurt and shipments to support the initial launch of our new frozen gelato offerings, while Michael Angelo’s grew 6.2% during the quarter. Birch Benders had lower volume driven by the lapping of a key promotional event from the prior year that we did not repeat in the current year, as well as continued softening of key sub-segments of the pancake and waffle mix category.

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

Cost of sales of $142.4 million represented an increase of $30.3 million, or 27.0%, for the 13 weeks ended June 25, 2022 as compared to the 13 weeks ended June 26, 2021. The increase was primarily attributable to higher net sales discussed above, coupled with incremental costs due to heightened inflationary pressures, including increased raw materials, packaging, logistics, labor and energy costs compared to the 13 weeks ended June 26, 2021. In particular, we realized higher costs for dairy, proteins, glass and transportation expenses. Consistent with others in our industry, we have also continued to experience challenges in our supply chain, including the tight supply of raw materials, packaging and distribution capacity, as well as intermittent outages within our network and that of our third-party manufacturing partners. In addition, we recognized adjustments of $0.2 million related to raw material write-downs associated with a Birch Benders strategic initiative to move co-manufacturing production from an international supplier to a domestic supplier.

Cost of sales as a percentage of net sales increased from 69.3% for the 13 weeks ended June 26, 2021, to 72.1% for the 13 weeks ended June 25, 2022. The increase in cost of sales as a percentage of net sales was driven by incremental raw material, packaging, labor, logistics and energy costs to meet customer service levels as described above.

Gross Profit

Gross profit of $55.0 million represented an increase of $5.3 million, or 10.7%, for the 13 weeks ended June 25, 2022, as compared to the 13 weeks ended June 26, 2021. Gross profit as a percentage of net sales, or gross margin, decreased from 30.7% for the 13 weeks ended June 26, 2021 to 27.9% for the 13 weeks ended June 25, 2022, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $88.7 million represented an increase of $45.0 million, or 103.1%, for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses include sales and marketing costs and general and administrative expenses. Selling and marketing costs primarily include advertising and marketing costs, broker commissions and research and development expenses. General and administrative expenses are comprised of expenses associated with our corporate and administrative functions that support our business, including expenses for employee salaries and benefits, travel and entertainment, professional services, insurance and other corporate expenses, including auditor and tax compliance fees, third-party consultancy fees, office leases and equity-based compensation expense (see below for additional information).

Selling, general and administrative expenses of $39.4 million represented an increase of $12.7 million, or 47.5%, for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. The increase was primarily driven by higher equity-based compensation expense of $4.0 million related to the equity modifications in connection with the IPO and new equity grants described below, increased employee compensation related expenses of $3.1 million, primarily due to increased headcount, increased spending to support marketing, research and development and selling expenses, including professional fees, of $1.9 million, public company costs of $1.5 million, and $1.0 million increase in other general and administrative expenses. In addition, non-recurring costs increased $1.7 million, which included $0.8 million of costs related to capital markets-related professional fees typical of a newly public company, and we incurred $0.5 million of unrealized loss on foreign currency contracts. These increases were partially offset by lower transaction and integration costs and IPO readiness costs of $1.0 million.

In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.7 million for the 13 weeks ended June 25, 2022 and will result in a non-cash expense of approximately $5.1 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.9 million for the 13 weeks ended June 25, 2022 and will result in an incremental non-cash expense of approximately $4.3 million through the fourth quarter of our fiscal year ending December 30, 2023. In addition, we recorded a non-cash expense of $1.2 million resulting from the issuance of grants under the 2021 Plan. For the 13 weeks ended June 25, 2022, we recorded an additional non-cash expense of $1.2 million related to shares granted in fiscal year 2022.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $7.2 million represented a decrease of $5 thousand, or 0.1%, for the 13 weeks ended June 25, 2022, compared to the 13 weeks ended June 26, 2021.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 13 weeks ended June 25, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill due to the underperformance of the brand. No impairment charges were recorded for the 13 weeks ended June 26, 2021.
●	Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the 13 weeks end June 25, 2022. Loss on extinguishment of debt of $9.7 million for the 13 weeks ended June 26, 2021 resulted from the extinguishment of the loans associated with our Senior Credit Facilities (as defined herein) in June 2021.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense of $5.7 million represented a decrease of $1.0 million, or 14.7%, for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. The decrease in interest expense resulted primarily from a decrease in variable interest rates for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021, partially offset by a higher average balance of borrowings outstanding during the 13 weeks ended June 25, 2022 driven by the borrowings related to our June 2021 shareholder dividend.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax benefit of $9.1 million represented a decrease of $9.8 million for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. The decrease in our income tax expense is primarily due to the tax benefit on the impairment of goodwill, decreases in earnings before taxes and state rate tax changes, partially offset by an increase in non-deductible expenses related to equity-based compensation, and a limitation on the deductibility of executive compensation. These factors resulted in a decrease to income tax expense for the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021.

Net Loss

Net loss for the 13 weeks ended June 25, 2022 was $30.3 million compared to net loss of $1.3 million for the 13 weeks ended June 26, 2021. The increase in net loss was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and Adjusted EBITDA and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income (loss) to adjusted operating income;
●	adjusted income tax expense and a reconciliation of our reported income tax (expense) benefit to adjusted income tax expense;
●	adjusted effective tax rate and a reconciliation of reported effective tax rates to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income (loss) to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income (loss) and the associated diluted loss per share to adjusted net income and the associated diluted earnings per share.

Comparison of Unaudited Results for the 26 weeks ended June 25, 2022 and June 26, 2021

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	26 Weeks Ended		26 Weeks Ended		Increase / (Decrease)
(In thousands)	June 25, 2022	% of Sales	June 26, 2021	% of Sales	$ Change	% Change

Net sales	$407,366	100.0%	$351,209	100.0%	$56,157	16.0%
Cost of sales	298,435	73.3%	239,764	68.3%	58,671	24.5%
Gross profit	108,931	26.7%	111,445	31.7%	(2,514)	(2.3)%
Operating expenses:
Selling, general and administrative	73,364	18.0%	60,178	17.1%	13,186	21.9%
Depreciation and amortization	14,403	3.5%	14,395	4.1%	8	0.1%
Impairment of goodwill	42,052	10.3%	—	—%	42,052	NM %
Loss on extinguishment of debt	—	—%	9,717	3%	(9,717)	(100.0)%
Total operating expenses	129,819	31.9%	84,290	24.0%	45,529	54.0%
Operating income (loss)	(20,888)	(5.1)%	27,155	7.7%	(48,043)	(176.9)%
Interest expense	11,735	2.9%	12,066	3.4%	(331)	(2.7)%
Income (loss) before income taxes	(32,623)	(8.0)%	15,089	4.3%	(47,712)	(316.2)%
Income tax (expense) benefit	6,395	1.6%	(4,716)	(1.3)%	11,111	(235.6)%
Net income (loss)	$(26,228)	(6.4)%	$10,373	3.0%	$(36,601)	(352.8)%

Diluted earnings (loss) per share	$(0.26)		$0.13		$(0.39)	(300.0)%
Diluted weighted average shares outstanding	100,895,181		77,041,809		23,853,372	31.0%

Other financial data: (1)
EBITDA	$(1,508)	(0.4)%	$45,963	13.1%	$(47,471)	(103.3)%
Adjusted EBITDA	$53,312	13.1%	$62,879	17.9%	$(9,567)	(15.2)%
EBITDA margin	(0.4)%		13.1%			(103.1)%
Adjusted EBITDA margin	13.1%		17.9%			(26.8)%
Adjusted gross profit	$109,725	26.9%	$111,445	31.7%	$(1,720)	(1.5)%
Adjusted operating expenses(2)	$62,174	15.3%	$53,755	15.3%	$8,419	15.7%
Adjusted operating income	$47,551	11.7%	$57,690	16.4%	$(10,139)	(17.6)%
Adjusted income tax expense	$(9,332)	(2.3)%	$(11,499)	(3.3)%	$2,167	(18.8)%
Adjusted effective tax rate	26.1%		25.2%			3.4%
Adjusted net income	$26,484	6.5%	$34,125	9.7%	$(7,641)	(22.4)%
Diluted earnings per share from adjusted net income	$0.26		$0.44		$(0.18)	(40.9)%

NM – Not meaningful.

(1)	Other financial data includes non-GAAP financial metrics. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net income (loss) to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.
(2)	The adjusted operating expenses for the 26 weeks ended June 26, 2021 include a non-GAAP reconciling item of $13.6 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $407.4 million represented an increase of $56.2 million, or 16.0%, for the 26 weeks ended June 25, 2022, as compared to the 26 weeks ended June 26, 2021. The increase was primarily due to higher volumes and, to a lesser extent, price/mix while, from a brand perspective, growth was driven primarily by Rao’s, and secondarily by noosa and Michael Angelo’s. Results were partially offset by lower Birch Benders volume. Rao’s grew by 29.6% during the first 26 weeks of the fiscal year, primarily as a result of higher sauce sales, in addition to growth across the frozen, soup and pasta categories. Michael Angelo’s grew 6.3%, while noosa grew 8.2% driven by the increase in sales of spoonable yogurt and drinks, as well as shipments to support the initial launch of our new frozen gelato offerings. Birch Benders had lower volume driven by the lapping of a key promotional event from the prior year that we did not repeat in the current year, as well as the continued softening of key sub-segments of the pancake and waffle mix category.

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

Cost of sales of $298.4 million represented an increase of $58.7 million, or 24.5%, for the 26 weeks ended June 25, 2022 as compared to the 26 weeks ended June 26, 2021. The increase was primarily attributable to higher net sales discussed above, coupled with incremental costs due to heightened inflationary pressures, including increased raw materials, packaging, logistics, labor and energy costs compared to the 26 weeks ended June 26, 2021. Consistent with others in our industry, we have faced challenges with our supply chain, including the tight supply of raw materials, packaging and distribution capacity, as well as intermittent outages within our network and that of our third-party manufacturing partners. Pressures as a result of the Omicron and other variants of COVID-19, geopolitical tensions and Avian flu have also caused disruptions to ingredient and supply chain availability, as well as incremental costs. In addition, we recognized adjustments of $0.8 million related to packaging and raw material write-downs associated with a Birch Benders strategic initiative to move co-manufacturing production from an international supplier to a domestic supplier.

Cost of sales as a percentage of net sales increased from 68.3% for the 26 weeks ended June 26, 2021, to 73.3% for the 26 weeks ended June 25, 2022. The increase in cost of sales as a percentage of net sales was driven by incremental raw material, packaging, labor, logistics and energy costs to meet customer service levels as described above.

Gross Profit

Gross profit of $108.9 million represented a decrease of $2.5 million, or 2.3%, for the 26 weeks ended June 25, 2022, as compared to the 26 weeks ended June 26, 2021. Gross profit as a percentage of net sales, or gross margin, decreased from 31.7% for the 26 weeks ended June 26, 2021 to 26.7% for the 26 weeks ended June 25, 2022, and was a result of the items discussed above, as well as higher slotting fees supporting our launch of noosa frozen gelato.

Operating Expenses

Operating expenses of $129.8 million represented an increase of $45.5 million, or 54.0%, for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses include sales and marketing costs and general and administrative expenses. Selling and marketing costs primarily include advertising and marketing costs, broker commissions and research and development expenses. General and administrative expenses are comprised of expenses associated with our corporate and administrative functions that support our business, including expenses for employee salaries and benefits, travel and entertainment, professional services, insurance and other corporate expenses, including auditor and tax compliance fees, third-party consultancy fees, office leases and equity-based compensation expense (see below for additional information).

Selling, general and administrative expenses of $73.4 million represented an increase of $13.2 million, or 21.9%, for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021. The increase was primarily driven by higher equity-based compensation expense of $7.5 million related to the equity modifications in connection with the IPO and new equity grants described below, public company costs of $3.2 million, increased employee compensation related expenses of $2.6 million, primarily due to increased headcount, higher marketing, research and development and selling and general and administrative expenses, including professional fees, of $1.1 million, and 1.5 million increase in other general and administrative expenses. In addition, non-recurring costs increased $1.9 million, which included $0.8 million of costs related to capital markets-related professional fees typical of a newly public company, and we incurred $0.5 million of unrealized loss on foreign currency contracts. These increases were partially offset by lower transaction and integration costs and IPO readiness costs of $5.1 million.

In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $1.4 million for the 26 weeks ended June 25, 2022 and will result in a non-cash expense of approximately $5.1 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards which resulted in a non-cash expense of approximately $1.8 million for the 26 weeks ended June 25, 2022 and will result in an incremental non-cash expense of approximately $4.3 million through the fourth quarter of our fiscal year ending December 30, 2023. In addition, we recorded a non-cash expense of $2.2 million resulting from the issuance of grants under the 2021 Plan. For the 26 weeks ended June 25, 2022, we recorded an additional non-cash expense of $2.5 million related to shares granted in fiscal year 2022.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $14.4 million represented an increase of $8 thousand, or 0.1%, for the 26 weeks ended June 25, 2022, compared to the 26 weeks ended June 26, 2021.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 26 weeks ended June 25, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill due to the underperformance of the brand. No impairment changes were recorded for the 26 weeks ended June 26, 2021.

●	Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the 26 weeks end June 25, 2022. Loss on extinguishment of debt of $9.7 million for the 26 weeks ended June 26, 2021 resulted from the extinguishment of the loans associated with our Senior Credit Facilities in June 2021.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense of $11.7 million represented a decrease of $0.3 million, or 2.7%, for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021. The decrease in interest expense resulted primarily from a decrease in variable interest rates for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021, partially offset by a higher average balance of borrowings outstanding during the 26 weeks ended June 25, 2022 driven by the borrowings related to our June 2021 shareholder dividend.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax benefit of $6.4 million represented a decrease of $11.4 million for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021. The decrease in expense is primarily due to the tax benefit on the impairment of goodwill, decrease in earnings before taxes, and state rate tax changes, partially offset by an increase in non-deductible expenses related to equity-based compensation, a limitation on the deductibility of executive compensation and return to provision items. These factors resulted in a decrease to income tax expense for the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021.

Net Income (Loss)

Net loss for the 26 weeks ended June 25, 2022 was $(26.2) million compared to net income of $10.4 million for the 26 weeks ended June 26, 2021. The decrease in net income was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and a reconciliation of our net income (loss) to EBITDA, Adjusted EBITDA and a reconciliation of our net income (loss) to Adjusted EBITDA;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income (loss) to adjusted operating income;
●	adjusted income tax expense and a reconciliation of our reported income tax (expense) benefit to adjusted income tax expense;
●	adjusted effective tax rate and a reconciliation of reported effective tax rate to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income (loss) to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income (loss) and the associated diluted earnings (loss) per share to adjusted net income and the associated diluted earnings per share.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for impairment of goodwill, transaction and integration costs, IPO readiness costs, non-cash equity-based compensation, loss on foreign currency contracts, supply chain optimization and non-recurring costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before impairment of goodwill, transaction and integration costs, IPO readiness costs, non-cash equity-based compensation, loss on foreign currency contracts, supply chain optimization, non-recurring costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of non-GAAP financial measures is intended to provide supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Non-GAAP financial measures should not be considered as alternatives to operating income (loss), net income (loss), earnings (loss) per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with the Birch Benders Acquisition as well as costs associated with a large, uncompleted transaction;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with preparing for our IPO, including public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized loss on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related professional fees typical of a newly public company, unrealized loss on foreign currency contracts and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$(30,285)	$(1,339)	$(26,228)	$10,373
Interest	5,713	6,699	11,735	12,066
Income tax (expense) benefit	9,106	(676)	6,395	(4,716)
Depreciation and amortization	9,825	9,429	19,380	18,808
EBITDA	(23,853)	15,465	(1,508)	45,963
Impairment of goodwill(1)	42,052	—	42,052	—
Transaction and integration costs(2)	59	340	59	3,510
Initial public offering readiness(3)	164	914	384	2,059
Non-cash equity-based compensation(4)	4,547	544	8,634	1,105
Loss on foreign currency contracts(5)	497	—	497	—
Supply chain optimization(6)	202	—	794	—
Non-recurring costs(7)	2,023	10,057	2,400	10,242
Adjusted EBITDA	$25,691	$27,320	$53,312	$62,879

EBITDA margin	(12.1)%	9.6%	(0.4)%	13.1%
Adjusted EBITDA margin	13.0%	16.9%	13.1%	17.9%
(1)	Consists of expenses from impairment of goodwill.
(2)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction.
(3)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.
(4)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(5)	Consists of unrealized loss on foreign currency contracts.
(6)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(7)	Consists of costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets activities typical of a newly public company and ERP conversion costs related to integrating acquisitions.

EBITDA margin and Adjusted EBITDA margin are calculated by dividing EBITDA and Adjusted EBITDA by net sales for the applicable period.

The following tables provide a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

			13 Weeks Ended
(In thousands, except share and per share data)	June 25, 2022
	Gross profit	Operating expenses	Operating income (loss)	Interest expense	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$55,023	$88,701	$(33,678)	$5,713	$9,106	$(30,285)
Adjustments:
Impairment of goodwill(1)	—	(42,052)	42,052	—	—	42,052
Transaction and integration costs(2)	—	(59)	59	—	—	59
Initial public offering readiness(3)	—	(164)	164	—	—	164
Non-cash equity-based compensation(4)	—	(4,547)	4,547	—	—	4,547
Loss on foreign currency contracts(5)	—	(497)	497	—	—	497
Supply chain optimization(6)	202	—	202	—	—	202
Non-recurring costs(7)	—	(2,023)	2,023	—	—	2,023
Acquisition amortization(8)	—	(6,810)	6,810	—	—	6,810
Tax effect of adjustments(9)	—	—	—	—	(3,091)	(3,091)
One-time tax (expense) benefit items(10)	—	—	—	—	(10,276)	(10,276)
As adjusted	$55,225	$32,549	$22,676	$5,713	$(4,261)	$12,702

As adjusted (% of net sales)	28.0%	16.5%	11.5%	2.9%	(2.2)%	6.4%

Earnings (loss) per share:
Diluted						(0.30)
Adjusted diluted						0.13
Weighted average shares outstanding:
Diluted for net loss						100,897,815
Diluted for adjusted net income						101,321,056

			13 Weeks Ended
(In thousands, except share and per share data)	June 26, 2021
	Gross profit	Operating expenses	Operating income	Interest expense	Income tax (expense)	Net income (loss)
As reported (GAAP)	$49,703	$43,667	$6,036	$6,699	$(676)	$(1,339)
Adjustments:
Transaction and integration costs(2)	—	(340)	340	—	—	340
Initial public offering readiness(3)	—	(914)	914	—	—	914
Non-cash equity-based compensation(4)	—	(544)	544	—	—	544
Supply chain optimization(6)	—	—	—	—	—	—
Non-recurring costs(7)	—	(10,057)	10,057	—	—	10,057
Acquisition amortization(8)	—	(6,809)	6,809	—	—	6,809
Tax effect of adjustments(9)	—	—	—	—	(4,313)	(4,313)
One-time tax (expense) benefit items(10)	—	—	—	—	320	320
As adjusted	$49,703	$25,003	$24,700	$6,699	$(4,669)	$13,332

As adjusted (% of net sales)	30.7%	15.4%	15.3%	4.1%	(2.9)%	8.2%

Earnings (loss) per share:
Diluted						(0.02)
Adjusted diluted						0.17
Weighted average shares outstanding:
Diluted for net loss						74,058,447
Diluted for adjusted net income						77,100,624

			26 Weeks Ended
(In thousands, except share and per share data)	June 25, 2022
	Gross profit	Operating expenses	Operating income (loss)	Interest expense	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$108,931	$129,819	$(20,888)	$11,735	$6,395	$(26,228)
Adjustments:
Impairment of goodwill(1)	—	(42,052)	42,052	—	—	42,052
Transaction and integration costs(2)	—	(59)	59	—	—	59
Initial public offering readiness(3)	—	(384)	384	—	—	384
Non-cash equity-based compensation(4)	—	(8,634)	8,634	—	—	8,634
Loss on foreign currency contracts(5)	—	(497)	497	—	—	497
Supply chain optimization(6)	794	—	794	—	—	794
Non-recurring costs(7)	—	(2,400)	2,400	—	—	2,400
Acquisition amortization(8)	—	(13,619)	13,619	—	—	13,619
Tax effect of adjustments(9)	—	—	—	—	(5,451)	(5,451)
One-time tax (expense) benefit items(10)	—	—	—	—	(10,276)	(10,276)
As adjusted	$109,725	$62,174	$47,551	$11,735	$(9,332)	$26,484

As adjusted (% of net sales)	26.9%	15.3%	11.7%	2.9%	(2.3)%	6.5%

Earnings (loss) per share:
Diluted						(0.26)
Adjusted diluted						0.26
Weighted average shares outstanding:
Diluted for net loss						100,895,181
Diluted for adjusted net income						101,053,289

			26 Weeks Ended
(In thousands, except share and per share data)	June 26, 2021
	Gross profit	Operating expenses	Operating income	Interest expense	Income tax (expense)	Net income
As reported (GAAP)	$111,445	$84,290	$27,155	$12,066	$(4,716)	$10,373
Adjustments:
Transaction and integration costs(2)	—	(3,510)	3,510	—	—	3,510
Initial public offering readiness(3)	—	(2,059)	2,059	—	—	2,059
Non-cash equity-based compensation(4)	—	(1,105)	1,105	—	—	1,105
Supply chain optimization(6)	—	—	—	—	—	-
Non-recurring costs(7)	—	(10,242)	10,242	—	—	10,242
Acquisition amortization(8)	—	(13,619)	13,619	—	—	13,619
Tax effect of adjustments(9)	—	—	—	—	(7,103)	(7,103)
One-time tax (expense) benefit items(10)	—	—	—		320	320
As adjusted	$111,445	$53,755	$57,690	$12,066	$(11,499)	$34,125

As adjusted (% of net sales)	31.7%	15.3%	16.4%	3.4%	(3.3)%	9.7%

Earnings per share:
Diluted						0.13
Adjusted diluted						0.44
Weighted average shares outstanding:
Diluted for net income						77,041,809
Diluted for adjusted net income						77,041,809

(1)	Consists of expenses for impairment of goodwill.

(2)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction. There are no costs for the 13 weeks ended June 25, 2022.
(3)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.
(4)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(5)	Consists of unrealized loss on foreign currency contracts.
(6)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(7)	Consists of costs related to loss on extinguishment of debt, related to professional fees related to organizational optimization, costs for capital markets activities typical of a newly public company and ERP conversion costs related to integrating acquisitions.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(10)	Represents the tax effect of impairment of goodwill and removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate.

We adjust the GAAP financial measures for reported income tax (expense) benefit and reported effective tax rate to exclude the effect of impairment of goodwill, transaction and integration costs, IPO readiness costs, non-cash equity-based compensation, loss on foreign currency contracts, supply chain optimization, acquisition amortization and other non-recurring costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective tax rate and other impacts to tax expense. This non-GAAP financial measure is intended to provide a meaningful comparison of the Company’s effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP financial measure to monitor the effectiveness of adjustments on our tax rate.

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate for the 13 weeks and 26 weeks ended June 25, 2022 and June 26, 2021:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Reported income tax (expense) benefit	$9,106	$(676)	$6,395	$(4,716)
Impairment of goodwill	(10,276)	—	(10,276)	—
Transaction and integration costs	401	(84)	(15)	(863)
Initial public offering readiness	(99)	(225)	(447)	(509)
Non-cash equity-based compensation	(703)	—	(703)	—
Loss on foreign currency contracts	(121)	—	(121)	—
Supply chain optimization	(195)	—	(195)	—
Non-recurring costs	(440)	(2,469)	(440)	(2,515)
Acquisition amortization	(1,934)	(1,215)	(3,530)	(2,896)
Adjusted income tax expense(1)	$(4,261)	$(4,669)	$(9,332)	$(11,499)

Reported effective tax rate	23.1%	(102.0)%	19.6%	31.3%
Impairment of goodwill	1.5	—	4.2	—
Transaction and integration costs	(0.1)	2.7	—	(0.8)
Initial public offering readiness	—	7.2	0.2	(0.5)
Non-cash equity-based compensation	0.1	—	0.3	—
Loss on foreign currency contracts	—	—	0.1	—
Supply chain optimization	—	—	0.1	—
Non-recurring costs	0.1	79.1	0.2	(2.2)
Acquisition amortization	0.3	39.0	1.4	(2.6)
Adjusted effective tax rate(1)	25.0%	26.0%	26.1%	25.2%

(1) The adjustments to reported income tax (expense) benefit and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure . See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) benefit to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents, credit capacity under our Credit Facilities and proceeds from equity offerings. As of June 25, 2022, we had cash and equivalents of $72.7 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. We estimate that our capital expenditures will be approximately $16 million to $19 million in fiscal 2022, which we plan to fund with cash generated from our operating activities. We have purchase commitments of approximately $4.0 million and $8.0 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products. Our total lease obligations were $26.0 million as of June 25, 2022, with $3.3 million due over the next 12 months. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of June 25, 2022, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $31 million to $32 million over the next 12 months.

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

As of June 25, 2022, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of June 25, 2022. As of June 25, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 4.25%. As of June 26, 2021, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 5.00% and the effective interest rate for the Initial Second Lien Facility was 8.75%.

The First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of June 25, 2022, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	26 Weeks Ended
(In thousands)	June 25, 2022	June 26, 2021
Cash provided by (used in):
Operating activities	$16,274	$12,605
Investing activities	(9,730)	(2,604)
Financing activities	(47)	(7,050)
Change in cash and cash equivalents	$6,497	$2,951

Cash Provided by Operating Activities

Cash provided by operating activities was $16.3 million for the 26 weeks ended June 25, 2022, an increase of $3.7 million from $12.6 million for the 26 weeks ended June 26, 2021. The increase was due to a net decrease in net income (loss) and adjustments to reconcile net income (loss) to net cash used in operating activities of $10.7 million offset by a decrease in the use of cash in changes in operating assets and liabilities of $14.4 million.  The decrease in net income (loss) of $36.6 million for the 26 weeks ended June 26, 2022 versus the 26 weeks ended June 25,2021 was partially offset by an increase in adjustments to reconcile net income (loss) to net cash used in operating activities of $25.9 million which was primarily due to the $42.1 million goodwill impairment write-down, $7.5 million increase in equity-based compensation related to IPO equity awards and fiscal year 2022 annual equity grants, $0.6 million in higher depreciation and amortization and $0.5 million in foreign currency mark-to-market adjustments.  This was partially offset by deferred tax benefit of $14.8 million of which $10.7 million is related to the deferred tax benefit due to the goodwill impairment write-down and $4.1 million related to deferred tax expense primarily associated with utilization of net operating losses in the 26 weeks ended June 26, 2021. The remaining offset was primarily related to $9.7 million of debt issuance costs associated with the June 2021 debt refinance for the 26 weeks ended June 26, 2021.

The decrease in cash used in operating assets and liabilities was primarily due to a decrease in the use of cash from accrued expenses of $11.5 million resulting from lower annual incentive payouts in the 26 weeks ended June 25, 2022, a $7.7 million decrease in the use of cash for inventory compared to inventory replenishment during the 26 weeks ended June 26, 2021 due to low inventory at the end of 2020 due to the high COVID-19 demand and supply constraints resulting in higher inventory replenishment in the 26 weeks ended June 26, 2021 and a $4.8 million decrease in the use of cash for prepaid expenses primarily related to prepaid capitalized IPO costs during the 26 weeks ended June 26, 2021. The decreases in the use of cash were offset by a $5.3 million increase in the use of cash from accounts payable due to the timing of payments as of the 26 weeks ended June 25, 2022 and a $3.6 million increase in accounts receivable resulting from increased volume impact during the 26 weeks ended June 25, 2022.

Cash Used in Investing Activities

Cash used in investing activities was $9.7 million for the 26 weeks ended June 25, 2022, an increase of $7.1 million from $2.6 million for the 26 weeks ended June 26, 2021. The increase was related to increased capital expenditures, primarily due to new production equipment at a co-packing manufacturing facility and packaging automation at our Austin, Texas manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $47 thousand for the 26 weeks ended June 25, 2022, a decrease of $7.0 million from $7.1 million for the 26 weeks ended June 26, 2021. The decrease was primarily due to $766.1 million net debt proceeds from the Credit Facilities and the $6.0 million in proceeds from payment in full of a stockholder note receivable, partially offset by the $400.0 million shareholder dividend payment, the $374.1 million repayment of the Senior Credit Facilities and the $5.0 million contingent earnout paid for Birch Benders during the 26 weeks ended June 26, 2021.

Off-Balance Sheet Arrangements

As of June 25, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our audited consolidated financial statements as of December 25, 2021 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 (“2021 Form 10-K”).

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2021 Form 10-K for a discussion of recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 26 weeks ended June 25, 2022, we experienced increased cost of sales, as a percentage of net sales, including higher freight and shipping costs and raw material costs. We continue to expect higher inflation and distribution costs given the tight global supply chain and current geopolitical tensions. Consistent with the industry, we are seeing cost increases in several packaging and raw materials such as milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports as well as intermodal and trucking delays, which have resulted in long lead times and higher logistics costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of June 25, 2022, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. Based upon our principal amount of long-term debt outstanding at June 25, 2022, a hypothetical 1% increase or decrease in average interest rates would impact our annual interest expense in the next year by approximately $5.0 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases. For additional information regarding our foreign currency exchange risk refer to Note 12. Hedging and Derivative Financial Instruments, to the consolidated financial statements in this Form 10-Q.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2022, the Company’s disclosure controls and procedures were effective. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the 13 weeks ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including lawsuits or claims relating to product labelling or related disclaimers, product recalls and product liability as well as the marketing of our products, intellectual property, contracts, employment matters, environmental matters or other aspects of our business. We are not currently a party to any actions the outcome of which would, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations if determined adversely to us.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before investing in our common stock, in addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K which could materially affect our business, financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2021 Form 10-K, but these are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results. The occurrence of any of the risks disclosed in our 2021 Form 10-K or any of the following risks could materially and adversely affect our business, financial condition, results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Our business has been and will continue to be negatively impacted by decreases in the supply of and increases in the price of ingredients and other materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs through cost savings initiatives or pricing.

We purchase raw materials, including agricultural products, whole milk, almond and other flours, tomatoes, cheese, chicken and meat and other ingredients, such as fruit preparations, from growers, commodity processors, ingredient suppliers and other food companies located primarily in the United States. We also purchase packaging materials, including glass jars, foils, tubs, caps and lids, trays, labels, cardboard, cartons and other packaging, from global packaging manufacturers. Our co-manufacturers also purchase ingredients and packaging materials and can pass along cost increases to us subject, in some instances, to certain contractual limitations. Ingredients and packaging materials are subject to increases in price attributable to a number of factors, including disruptions in supply, global geopolitical tensions, other political unrest, tariffs, sanctions, trade disputes, drought and excessive rain, fire, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. Certain ingredients used in some of our products are organic or non-GMO, and organic and non-GMO raw materials may be subject to additional pressures from increased demand or greater supply vulnerability. We are particularly vulnerable to agricultural disasters or pestilence resulting in price increases associated with the tomato crops in Italy and the United States, the eggplant crop in the United States and Mexico, egg production in the United States, the production of milk in the United States, honey production in the United States and Canada and fruit crop supply because of our and our co-packers’ large purchases of these materials. Crop disease or other crop failures and crop pests, such as insects, plant diseases and fungi, as well as herd and flock diseases, such as mad cow disease, swine influenza and avian influenza, and issues impacting pollinators and bee colonies, could impact the cost and availability of the agricultural products, animal proteins and eggs used in our products. Factors associated with the COVID-19 pandemic have resulted in increased demand for and disrupted supply of some ingredients and packaging materials. Factors associated with global geopolitical tensions, including relating to Ukraine, have also disrupted packaging and other supplies and increased costs. We expect factors associated with COVID-19 and global geopolitical tensions to continue to impact our business and may become more acute, particularly with respect to oil and its related impact on transportation and logistics costs as well as resin costs. Fluctuations in commodity prices can lead to retail price volatility and increased price competition and can influence consumer and trade buying patterns.

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

We rely on the performance of major retailers, wholesalers, distributors and mass merchants for the success of our business, and if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our brands and products and/or imposing surcharges on us, or if they perform poorly or declare bankruptcy, it could have a material adverse effect on our business, financial condition and results of operations.

We sell our products principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, specialty food distributors, military commissaries and non-food outlets, such as drug store chains, dollar stores and e-commerce retailers. The poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could have a material adverse effect on our business, financial condition and results of operations. Moreover, our major wholesalers, retailers or chains may seek to maintain or improve their performance and margins by raising the on-shelf pricing of our brands and products and/or by imposing surcharges on us.

In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support or shelf space or may replace our branded products with private label products. Such risks may be particularly acute in historically declining market categories, such as yogurt or diet trends. Emerging alternative retail channels, such as online-only grocery delivery services, also continue to evolve and impact the packaged food industry. The performance of major retailers, wholesalers, specialty distributors and mass merchants and their prioritization of our brands could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns and inflation could limit consumer and customer demand for our products.

The willingness of consumers to purchase our products depends in part on local, national and global economic conditions, including rates of inflation. Deteriorating economic and political conditions in our major markets, such as increases in inflation, increased unemployment, decreases in disposable income and declines in consumer confidence, whether as a result of the COVID-19 pandemic, geopolitical tensions or other factors, could cause a decrease in demand for our overall product set, particularly higher priced products.

In an economic downturn or inflationary environment, consumers may purchase more generic, private label and other products that are lower in price than our products and may forego certain purchases altogether. Consumers may reduce the number of premium products that they purchase where there are mid-tier alternatives, given that premium products generally have higher retail prices than their mid-tier counterparts. Due to changes in consumer demand, we could experience a reduction in sales, a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. Our customers may also become more conservative in response to these conditions and seek to reduce their inventories or change their shelf sets to prioritize lower-price products. In addition, as a result of economic conditions, competition or customer actions, we may be unable to raise our prices sufficiently to protect margins. The impacts of an economic downturn, inflation or the COVID-19 pandemic may be greater than we expect, and demand for our products may not meet our expectations in the future. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn and inflation. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party co-packers for a significant portion of our manufacturing needs, including one co-packer for the substantial majority of our Rao’s Homemade sauce products. If our co-packers do not accept or fulfill purchase orders from us, or impose various price increases or surcharges, or we are unable to enter into additional or future co-packing agreements, it could have a material adverse effect on our business, financial condition and results of operations.

We rely upon co-packers for a significant portion of our manufacturing needs. Our success depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of high-quality, fiscally stable co-packers in the industry with the equipment and operational capabilities required to make our products, and many of our co-packing agreements do not include purchase or supply minimums. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, or if co-packers experience increased costs, capacity issues or disruptions (whether as a result of the COVID-19 pandemic or otherwise), production of our products may be more costly or delayed or postponed and/or the availability of some of our products may be reduced or delayed. To meet certain service level minimums for our customers and avoid financial penalties that could result from a failure to meet such minimums under our agreements with customers, we may incur additional expenses, including accepting higher co-packer charges and paying premiums for faster, more expensive transportation methods or agreeing to production premiums with our co-packers.

In addition, we rely on La Regina, a third-party co-packer, for the substantial majority of our Rao’s Homemade sauce products. La Regina currently produces our Rao’s Homemade sauce products in Italy and the United States. Any disruption to La Regina’s production or delivery of our Rao’s Homemade sauce products, whether due to the political environment, global geopolitical tensions (including related to Ukraine), COVID-19 pandemic related government restrictions, agricultural disasters or pestilence, issues with production (including the effects of inflation on ingredient and other costs), events affecting ports in Italy or the United States or otherwise, could have a material adverse effect on our business, financial condition and results of operations. To facilitate La Regina’s establishment of the U.S. production location in Alma, Georgia, we agreed to provide La Regina with exclusivity for the third-party production of certain of our products. However, because the Alma, Georgia production location uses tomatoes from Italy for the production of our Rao’s

Homemade and Rao’s Homestyle sauce products, production in Georgia may still be impacted by events affecting La Regina in Italy. We have, from time to time, made certain concessions to La Regina including accepting various surcharges, and paying for our products more quickly than required under our contract and we may make similar or other concessions in the future. La Regina is also our landlord for a distribution center that we opened in Alma, Georgia. In the event of a breach by La Regina of the U.S supply agreement, we have a right to purchase the facility in Alma, Georgia at cost, including the underlying real property, fixtures and equipment; however, we may encounter difficulties or delays with the exercise of the right to purchase or with assuming the operations at the Alma, Georgia facility. If our relationship with La Regina deteriorates, or if La Regina experiences financial, operational or other issues, we would be required to make alternative arrangements to produce Rao’s Homemade sauce products, such as assuming manufacturing operations on our own, developing our own internal manufacturing capabilities or finding one or more alternative co-packing arrangements, which may be costly or time-consuming to complete. If such an event were to occur, and we were unable to find alternative arrangements in a timely manner or on satisfactory terms, it could have a material adverse effect on our business, financial condition and results of operations

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international product manufacturing (primarily in Italy) and supply agreements expose us to changes in foreign currency exchange rates. Our major foreign currency exposure involves the market in Western Europe. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases due to the effects of exchange from weakened functional currencies. Any of these risks could adversely affect our results of operations and cash flows. We use derivatives to help manage the currency risk related to certain business transactions. To the extent these transactions are completed, the contracts minimize our risk from exchange rate fluctuations because they offset gains and losses on the related derivatives. However, there can be no assurances that we will be able to effectively utilize these contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that counterparties to such contracts will perform their contractual obligations to us in order for us to realize the anticipated benefits of the contracts.

A change in the assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or our intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

Our total assets include substantial goodwill and intangible assets, such as tradenames and trademarks. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when indicators of impairment exist. The goodwill and indefinite-lived intangible impairment test involves a qualitative evaluation and a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry-, company- and brand- specific factors and historical company and brand performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit or indefinite-lived asset is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach to assess goodwill for impairment, we compare the fair value of the reporting unit to the carrying amount, including goodwill. For indefinite-lived intangible assets, impairment is assessed by comparing the fair value of the asset with its carrying value. In addition, we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the estimated fair value of the reporting unit or indefinite-lived asset is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit or indefinite-lived asset is judgmental in nature and involves the use of significant estimates and assumptions. Factors, such as future adverse changes in market conditions or poor operating results of these underlying assets, could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby requiring impairment charges in the future. If operating results for any of our brands, including brands that we may acquire in the future, deteriorate or fail to meet our projections or expectations, we may be required to record non-cash impairment charges to goodwill and intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors that could be affected by the COVID-19 pandemic or otherwise, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or intangible assets are impaired, although such determination would result in a non-cash charge to operations, could have a material adverse effect on our business, financial condition and results of operations.

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

†10.35	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.36	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
*†10.37	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its directors.
*10.38	Letter Agreement dated June 15, 2022 between Sovos Brands, Inc. and Tamer Abuaita.
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed on August 27, 2021).
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: August 3, 2022	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)