Form 10-Q
period 2022-09-24
Sovos Brands, Inc.
filed 2022-11-02
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

As of October 28, 2022, there were 100,961,986 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	September 24, 2022	December 25, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,926	$66,154
Accounts receivable, net	83,964	70,729
Inventories	84,086	51,615
Prepaid expenses and other current assets	5,865	6,685
Total current assets	255,841	195,183
Property and equipment, net	65,132	62,671
Operating lease right-of-use assets	13,932	15,672
Goodwill	395,399	437,451
Intangible assets, net	444,225	464,655
Other long-term assets	3,978	2,299
TOTAL ASSETS	$1,178,507	$1,177,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,203	$37,254
Accrued expenses	60,373	51,757
Current portion of long-term debt	98	98
Current portion of long-term lease liabilities	3,298	3,216
Total current liabilities	115,972	92,325
Long-term debt, net of debt issuance costs	482,114	481,420
Deferred income taxes	65,736	76,976
Long-term operating lease liabilities	14,912	17,302
Other long-term liabilities	459	421
TOTAL LIABILITIES	679,193	668,444

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 100,961,986 and 100,892,547 shares issued and outstanding as of September 24, 2022 and December 25, 2021, respectively	101	101
Additional paid-in-capital	572,466	559,226
Accumulated deficit	(74,604)	(49,840)
Accumulated other comprehensive income	1,351	—
TOTAL STOCKHOLDERS’ EQUITY	499,314	509,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,178,507	$1,177,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$208,907	$178,733	$616,273	$529,942
Cost of sales	147,090	128,878	445,525	368,642
Gross profit	61,817	49,855	170,748	161,300
Operating expenses:
Selling, general and administrative	43,965	31,189	117,329	91,367
Depreciation and amortization	7,209	7,236	21,612	21,631
Impairment of goodwill	—	—	42,052	—
Loss on extinguishment of debt	—	—	—	9,717
Total operating expenses	51,174	38,425	180,993	122,715
Operating income (loss)	10,643	11,430	(10,245)	38,585
Interest expense, net	6,679	12,547	18,414	24,613
Income (loss) before income taxes	3,964	(1,117)	(28,659)	13,972
Income tax (expense) benefit	(2,500)	(3,497)	3,895	(8,213)
Net income (loss)	$1,464	$(4,614)	$(24,764)	$5,759

Earnings (loss) per share:
Basic	$0.01	$(0.06)	$(0.25)	$0.08
Diluted	$0.01	$(0.06)	$(0.25)	$0.08
Weighted average shares outstanding:
Basic	100,913,121	74,058,447	100,901,161	74,058,447
Diluted	101,613,928	74,058,447	100,901,161	74,058,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$1,464	$(4,614)	$(24,764)	$5,759
Other comprehensive income:
Change in net unrealized gain on derivative instruments	1,785	—	1,785	—
Income tax effect	(434)	—	(434)	—
Unrealized gain on derivative instruments, net of tax	1,351	—	1,351	—
Total comprehensive income (loss)	$2,815	$(4,614)	$(23,413)	$5,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income	Equity
Balance at June 25, 2022	100,912,023	$101	$—	$567,860	$(76,068)	$—	$491,893
Equity-based compensation expense	—	—	—	4,606	—	—	4,606
Shares issued upon vesting of restricted stock units	49,963	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,351	1,351
Net income	—	—	—	—	1,464	—	1,464
Balance at September 24, 2022	100,961,986	$101	$—	$572,466	$(74,604)	$1,351	$499,314

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income	Equity
Balance at December 25, 2021	100,892,547	$101	$—	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	—	13,240	—	—	13,240
Shares issued upon vesting of restricted stock units	69,439	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,351	1,351
Net loss	—	—	—	—	(24,764)	—	(24,764)
Balance at September 24, 2022	100,961,986	$101	$—	$572,466	$(74,604)	$1,351	$499,314

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income	Equity
Balance at June 26, 2021	74,058,447	$74	$—	$255,491	$(41,386)	$—	$214,179
Equity-based compensation expense	—	—	—	979	—	—	979
Dividend distribution ($5.40 per share)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(4,614)	—	(4,614)
Balance at September 25, 2021	74,058,447	$74	$—	$256,470	$(46,000)	$—	$210,544

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income	Equity
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$—	$596,701
Proceeds from stockholder's note receivable	—	—	6,000	—	—	—	6,000
Equity-based compensation expense	—	—	—	2,084	—	—	2,084
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	—	(400,000)
Net income	—	—	—	—	5,759	—	5,759
Balance at September 25, 2021	74,058,447	$74	$—	$256,470	$(46,000)	$—	$210,544

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	39 Weeks Ended
	September 24, 2022		September 25, 2021
Operating activities
Net income (loss)	$(24,764)		$5,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,184		28,302
Equity-based compensation expense	13,240		2,084
Loss on foreign currency contracts	3,255		—
Deferred income taxes	(11,674)		6,516
Amortization of debt issuance costs	949		1,566
Non-cash operating lease expense	1,818		1,683
Provision for excess and obsolete inventory	2,350		—
Loss on disposal of property and equipment	—		54
Impairment of goodwill	42,052		—
Loss on extinguishment of debt	—		9,717
Other	—		229
Changes in operating assets and liabilities:
Accounts receivable, net	(13,234)		(18,931)
Inventories	(34,823)		(13,642)
Prepaid expenses and other current assets	215		(6,588)
Other long-term assets	372		396
Accounts payable	14,674		2,582
Accrued expenses	5,504		649
Other long-term liabilities	38		12
Operating lease liabilities	(2,386)		(2,083)
Net cash provided by operating activities	26,770		18,305

Investing activities
Purchases of property and equipment	(10,939)		(5,111)
Net cash used in investing activities	(10,939)		(5,111)

Financing activities
Payments of debt issuance costs	—		(3,046)
Proceeds from long-term debt	—		769,136
Repayments of long-term debt	—		(374,146)
Repayments of capital lease obligations	(59)		(49)
Proceeds from stockholder's note receivable	—		6,000
Contingent earn out consideration paid	—		(5,000)
Dividends paid	—		(400,000)
Net cash used in financing activities	(59)		(7,105)

Cash and cash equivalents
Net increase in cash and cash equivalents	15,772		6,089
Cash and cash equivalents at beginning of period	66,154		37,026
Cash and cash equivalents at end of period	$81,926		$43,115
		(Continued)

	39 Weeks Ended
	September 24, 2022	September 25, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$19,309	$18,603
Cash paid for taxes	3,670	2,236
Proceeds from income tax refunds	(11)	(44)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$—	$21,711
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	78	1,638
Acquisition of property and equipment not yet paid	314	43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview

Sovos Brands, Inc. and its subsidiaries (the “Company,” “we,” “our”) is a consumer-packaged food company that creates value for its stockholders through acquisition and executive management of brands in the food industry. On September 22, 2021, Sovos Brands, Inc. priced its initial public offering (the “IPO”) of 23,334,000 shares of its common stock, $0.001 par value per share, which excluded the underwriters’ option to purchase up to an additional 3,500,100 shares of common stock, at an offering price of $12.00 per share. In conjunction with the IPO, the Company became actively traded on the Nasdaq Global Select Market (“NASDAQ”) listed under the trade symbol of “SOVO.” Upon the closing of the IPO on September 27, 2021, the Company issued 23,334,000 shares of its common stock and received approximately $263.2 million, net of underwriting discounts and commissions. Subsequent to the IPO, the underwriters exercised their options to purchase an additional 3,500,100 shares of common stock. The Company closed its sale of such additional shares on October 5, 2021, resulting in net proceeds of approximately $39.5 million, net of underwriting discounts and commissions. See Note 13. Stockholders’ Equity for additional information.

On August 10, 2022, the Company completed a secondary offering, in which certain of its stockholders (the “Selling Stockholders”) sold 8,500,000 shares of common stock in an underwritten public offering at an offering price of $14.00 per share, with all proceeds going to the Selling Stockholders. Subsequent to the secondary offering, the underwriters exercised their option to purchase an additional 1,275,000 shares of common stock, and the sale of such additional shares closed on August 22, 2022, with all proceeds going to the Selling Stockholders.

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

Description of Business

Sovos Brands, Inc. is a consumer-packaged food company that is focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrees, yogurts, gelato, pancake and waffle mixes, other baking mixes and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, noosa and Birch Benders which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people make Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

The Financial Accounting Standards Board (the “FASB”) issued ASC 815, Derivatives and Hedging (“ASC 815”), which provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheets and are classified based on the contractual maturity of the instrument or the timing of the underlying cash flows. The fair value of derivative instruments is reflected in prepaid expenses and other current assets, other long-term assets or accrued expenses. On the Condensed Consolidated Statements of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge that are exposed to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge. Changes in fair value of the cash flow hedges are recognized in the Condensed Consolidated Statements of Comprehensive Income in other comprehensive income (“OCI”). The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in the Condensed Consolidated Statements of Operations in selling, general and administrative.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

See Note 12. Hedging and Derivative Financial Instruments for additional information.

New Accounting Pronouncements and Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q3 2022 the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of these ASUs through December 31, 2022. The Company does not anticipate the amendments of this ASU to have a material impact to its consolidated financial statements upon adoption.

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

3. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Rao’s	$135,189	$101,118	$392,399	$299,632
Noosa	42,703	41,712	132,102	124,298
Michael Angelo’s	21,269	22,090	61,251	59,687
Birch Benders	9,746	13,813	30,521	46,325
Total net sales	$208,907	$178,733	$616,273	$529,942

4. Inventories

Inventories consisted of the following:

(In thousands)	September 24, 2022	December 25, 2021
Finished goods	$71,386	$38,715
Raw materials and packaging supplies	12,700	12,900
Total inventories	$84,086	$51,615

5. Goodwill

Changes in the carrying value of Goodwill during the 39 weeks ended September 24, 2022 were as follows:

(In thousands)	Goodwill
Balance as of December 25, 2021	$437,451
Impairment	(42,052)
Balance as of September 24, 2022	$395,399

In the second quarter of 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed. The Company compared the estimated fair value of the Birch Benders reporting unit to the carrying value of its assets and liabilities, including goodwill. The fair value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis, both methods weighted equally. It was determined that the carrying value of the goodwill exceeded the Company’s estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, for the 13 weeks ended June 25, 2022.

There were no impairment charges related to goodwill during the 13 weeks ended September 24, 2022 or during the 13 weeks or 39 weeks ended September 25, 2021.

6. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	September 24, 2022
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$84,732	$128,268
Tradename	192,347	29,390	162,957
	405,347	114,122	291,225
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$114,122	$444,225

	December 25, 2021
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$71,330	$141,670
Tradename	192,347	22,362	169,985
	405,347	93,692	311,655
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$93,692	$464,655

Amortization expense related to intangible assets during the 13 weeks ended September 24, 2022 and September 25, 2021 was $6.8 million and $6.8 million, respectively. Amortization expense related to intangible assets during the 39 weeks ended September 24, 2022 and September 25, 2021 was $20.4 million and $20.4 million, respectively.

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

There were no impairment charges related to intangible assets during the 13 weeks or 39 weeks ended September 24, 2022 and September 25, 2021.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$6,810
2023	27,240
2024	27,240
2025	27,240
2026	27,240
2027 and thereafter	175,455
Total	$291,225

7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	September 24, 2022	December 25, 2021
Accrued trade	$26,793	$23,122
Accrued general expense	18,952	15,327
Accrued compensation and benefits	12,527	10,478
Accrued marketing	2,101	2,830
Total accrued expenses	$60,373	$51,757

8. Long-Term Debt

Long-term debt consisted of the following:

	September 24, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,624)	$475,176
Finance lease liabilities	7,036	—	7,036
Total debt	$487,836	$(5,624)	482,212
Less: current portion of finance lease liabilities			98
Total long-term debt			$482,114

	December 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(6,377)	$474,423
Finance lease liabilities	7,095	—	7,095
Total debt	$487,895	$(6,377)	481,518
Less: current portion of finance lease liabilities			98
Total long-term debt			$481,420

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

The amortization of debt issuance costs and discount of $0.3 million and $0.5 million for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and $0.9 million and $1.6 million for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively, is included within interest expense, net in the Condensed Consolidated Statements of Operations.

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

As of September 27, 2021, the closing date of the IPO, the interest rate on the Initial First Lien Term Loan Facility and Revolving Facility decreased 50 basis points. As of September 24, 2022 and December 25, 2021, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 6.02% and 4.50%, respectively.

In July 2022, the Company entered into an interest rate hedge. See Note 12. Hedging and Derivative Financial Instruments for additional information.

As of September 24, 2022 and December 25, 2021, the Company had available credit of $125 million under the Revolving Facility. There was zero outstanding on the Revolving Facility as of September 24, 2022 and December 25, 2021.

Loan Covenants

In connection with the First Lien Credit Agreement, the Company has various financial, affirmative and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of September 24, 2022, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

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

The components of lease expense were as follows:

		13 Weeks Ended		39 Weeks Ended
(In thousands)	Statement of Operations Caption	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$823	$841	$2,502	$2,426
Variable lease cost (1)	Cost of sales and Selling, general and administrative	379	356	1,099	1,012
Total operating lease cost		1,202	1,197	3,601	3,438

Short term lease cost	Cost of sales and Selling, general and administrative	81	61	177	172

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	66	66	196	196
Interest on lease liabilities	Interest expense, net	132	133	397	399
Total finance lease cost		198	199	593	595

Total lease cost		$1,481	$1,457	$4,371	$4,205
(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	September 24, 2022	December 25, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$13,932	$15,672
Finance lease right-of-use assets	Property and equipment, net	6,103	6,299
Total lease assets		$20,035	$21,971

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,298	$3,216
Finance lease liabilities	Current portion of long-term debt	98	98
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	14,912	17,302
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,938	6,997
Total lease liabilities		$25,246	$27,613

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	September 24, 2022	December 25, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.6	7.1
Finance leases	34.3	34.8
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	7.8%	7.8%

Future maturities of lease liabilities as of September 24, 2022, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$1,050	$151
2023	4,062	609
2024	3,493	557
2025	2,982	549
2026	3,005	520
Thereafter	6,920	18,970
Total lease payments	21,512	21,356
Less: Interest	(3,302)	(14,320)
Present value of lease liabilities	$18,210	$7,036

As of September 24, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,042	$2,883
Operating cash flows from finance leases	397	399
Financing cash flows from finance leases	59	$49
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	—	—
Operating leases	78	1,638

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

Purchase Commitments

As of September 24, 2022, the Company had purchase commitments to third-party suppliers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $25.2 million.

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

Cash and cash equivalents, current assets and current liabilities

Cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of September 24, 2022 and December 25, 2021, based on interest rates currently available to the Company for similar borrowings.

Derivative financial instruments

The Company uses option contracts to manage foreign currency risk and uses interest rate caps (options) to manage interest rate risk. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP. The estimated fair values of the derivative assets and liabilities on the Company’s forward contracts is based on foreign currency exchange rates in active markets. The estimated fair value of the interest rate instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 24, 2022 were classified as Level 2 of the fair value hierarchy. There were no derivative financial instruments as of December 25, 2021.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 24, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 24, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,435	$—	$3,435
Total assets	$—	$3,435	$—	$3,435

Liabilities
Derivatives not designated as hedging instruments	$—	$3,255	$—	$3,255
Total liabilities	$—	$3,255	$—	$3,255

The fair value estimates presented herein are based on information available to management as of September 24, 2022. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 12. Hedging and Derivative Financial Instruments for additional information.

Non-financial assets

The Company’s non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans.

For the 13 weeks ended June 25, 2022, the Company determined that the carrying value of the Birch Benders goodwill exceeded its estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, for the 13 weeks ended June 25, 2022. See Note 5. Goodwill for additional information.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 13 weeks and 39 weeks ended September 24, 2022 and the fiscal year ended December 25, 2021.

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

All derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets, primarily in the following line items, as applicable: prepaid expenses and other current assets, other long-term assets and accrued expenses. The carrying values of the derivatives reflect the impact of netting agreements. These netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or economic hedges. The interest rate cap derivative is designated and qualifies as a cash flow hedge. The foreign currency derivative instruments are considered an economic hedge as they do not qualify for hedge accounting treatment.

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all our derivatives are straightforward over-the-counter instruments with liquid markets. See Note 11. Fair Value of Financial Instruments for additional information.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the 39 weeks ended September 24, 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in OCI in the Condensed Consolidated Statements of Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $0.7 million will be reclassified as a reduction to interest expense.

During the 13 weeks ended September 24, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate under the Initial First Lien Term Loan Facility. As of September 24, 2022, the Company had one LIBOR interest rate cap agreement with a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk. The interest rate cap has a strike price of 4.00% and a maturity date of July 31, 2024. The interest rate cap was determined to be fully effective during all periods presented.

Within the Company’s Condensed Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $223.0 million and $0 as of September 24, 2022 and December 25, 2021, respectively.

The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the selling, general and administrative line item in our Condensed Consolidated Statements of Operations. Within the Company’s Condensed Consolidated Balance Sheets, the foreign currency economic hedges are recorded at fair value. The cash flows related to the foreign currency economic hedges are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table presents the fair values of the Company’s derivative instruments (in thousands):

		September 24, 2022		December 25, 2021
	Condensed Consolidated Balance Sheets Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Accrued expenses	$—	$3,255	$—	$—
Total derivatives not designated as hedging instruments		$—	$3,255	$—	$—

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$1,187	$—	$—	$—
Interest rate caps - long term	Other long-term assets	2,248	—	—	—
Total derivatives designated as hedging instruments		$3,435	$—	$—	$—

Total derivatives		$3,435	$3,255	$—	$—

(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented (in thousands):

Amount of Gain or (Loss) Recognized in OCI
	13 Weeks Ended		39 Weeks Ended
Derivatives in Subtopic 815-20 Hedging Relationships	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,785)	$—	$(1,785)	$—

Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	13 Weeks Ended		39 Weeks Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives in cash flow hedging relationships
Interest expense, net	$—	$—	$—	$—

The following table presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

		Loss Recognized
		13 Weeks Ended		39 Weeks Ended
		September 24,	September 25,	September 24,	September 25,
	Statement of Operations Location	2022	2021	2022	2021
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 43,965	$ 31,189	$ 117,329	$ 91,367
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	2,758	—	3,255	—

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	6,679	12,547	18,414	24,613
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	—	—	—	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 24, 2022 (in thousands). The Company had no derivatives as of December 25, 2021.

Offsetting of Derivative Assets
As of September 24, 2022
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Gross Amounts of Recognized Assets
Derivatives
Foreign currency contracts	$25	$(25)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	25	(25)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,435	—	3,435	—	—	3,435
Total derivatives	$3,460	$(25)	$3,435	$—	$—	$3,435

Offsetting of Derivative Liabilities
As of September 24, 2022
					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	'	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(3,280)	$25	$(3,255)		$—	$—	$(3,255)
Total derivatives, subject to a master netting arrangement	(3,280)	25	(3,255)		—	—	(3,255)
Total derivatives, not subject to a master netting arrangement	—	—	—		—	—	—
Total derivatives	$(3,280)	$25	$(3,255)		$—	$—	$(3,255)

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

As of September 24, 2022, 20,264 shares of restricted common stock resulting from the distribution of common stock with respect to unvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of September 24, 2022, the remaining 2,298,866 shares of restricted common stock resulting from the distribution with respect to unvested performance-based IUs will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Ultimate Parent.

During the 13 weeks and 39 weeks ended September 24, 2022, the Company recorded equity-based compensation expense of approximately $0.3 million and $0.9 million, respectively, related to the restricted common stock with time-based service vesting conditions. During the 13 weeks and 39 weeks ended September 25, 2021, the Company recorded equity-based compensation expense of approximately $0.3 million and $1.4 million, respectively, related to the IUs with time-based service vesting conditions.

The Company recognized approximately $1.7 million and $4.9 million of equity-based compensation expense during the 13 weeks and 39 weeks ended September 24, 2022, respectively, related to the performance-based restricted common stock and will recognize the remaining expense for these awards ratably over the applicable 30-month period. Prior to the distribution of common stock with respect to the performance-based IUs, the performance conditions for the performance-based IUs were not deemed probable of occurrence, and therefore, no compensation cost was recorded for such IUs prior to September 23, 2021. In connection with the modification of the 2.0x MOIC performance-based restricted common stock described above, the Company recognized approximately $0.7 million of equity-based compensation expense during each of the 13 weeks and 39 weeks ended September 25, 2021.

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

During the 39 weeks ended September 24, 2022, the Company granted 708,682 RSUs to certain employees and independent directors. The RSUs include (i) 604,833 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 76,039 RSUs issued to an employee with each award vesting in three equal annual installments, and (iii) 27,810 RSUs issued to independent directors that vest on the earlier of the first anniversary of the grant and immediately prior to our 2023 annual meeting of stockholders, all of which are subject in general to the employee’s and independent director’s continued service through the vesting date.

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

During the 39 weeks ended September 24, 2022, the Company granted 343,800 PSUs to employees with each award vesting subject in general to the achievement of a performance condition that measures the total shareholder return (“TSR”) relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200% with straight-line interpolation applied and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs granted during the 39 weeks ended September 24, 2022 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

The Company recognized approximately $2.6 million and $7.4 million in equity-based compensation expense for the 13 weeks and 39 weeks ended September 24, 2022, respectively, resulting from the issuance of RSUs and PSUs under the 2021 Plan, and expects to record equity-based compensation expense of approximately $28.8 million through the first quarter of 2025. For the 13 weeks and 39 weeks ended September 25, 2021, there was no equity-based expense recognized for grants issued under the 2021 Plan.

As of September 24, 2022, there was an aggregate of 7,366,911 shares of common stock available for future equity awards under the 2021 Plan.

15. Income Taxes

The tax (expense) benefit and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Income (loss) before income taxes	$3,964	$(1,117)	$(28,659)	$13,972
Effective income tax (expense) benefit	$(2,500)	$(3,497)	$3,895	$(8,213)
Effective tax rate	63.1%	(313.1)%	13.6%	58.8%

The effective tax rates for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to changes in earnings, permanent items including nondeductible equity-based compensation and limitation on the deduction of executive compensation for public companies, various discrete items including the impairment of goodwill, debt extinguishment costs and costs incurred in connection with the IPO and secondary offering and state taxes.

16. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by a board member and equity holder of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of September 24, 2022, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of September 24, 2022, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets.

The facility and land lease contained total payments of approximately $144 thousand and $144 thousand for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and $429 thousand and $393 thousand for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively. In addition, $45 thousand and $48 thousand was paid for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and $136 thousand and $143 thousand was paid for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Sales	$136	$122	$377	$357
Purchases	$2,174	$1,468	$6,440	$4,309

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	September 24, 2022	December 25, 2021
Receivables	$38	$26
Payables	$897	$354

The Company has a milk supply agreement with Morning Fresh for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of September 24, 2022, the Company has future commitments to purchase approximately $40.0 million of milk from Morning Fresh, approximated at current market price. In addition, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

In January 2019, the Company entered into an agreement with a stockholder, to sell and issue 5,217 Class A units in exchange for a $6 million stockholder note receivable, which was recorded within stockholders’ equity. In accordance with the agreement, interest on the note accrued and compounded quarterly at a rate equal to the long-term applicable federal rate per annum on date of issuance on the unpaid principal amount of the note. The federal rate used on the date of issuance was the January 2019 long-term applicable federal rate for purposes of IRC 1274(d), which was 3.12%. On February 26, 2021, the stockholder note receivable plus accrued and unpaid interest was paid in full in the amount of $6.4 million.

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

The Company pays legal expenses and tax preparation fees on behalf of the Limited Partnership and carries balances within other long-term assets that reflects the amount due from the Limited Partnership. As of September 24, 2022 and December 25, 2021, the receivable balance was $0.1 million and $0.4 million, respectively.

17. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The following table presents the computation of EPS for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021.

	13 Weeks Ended		39 Weeks Ended
(In thousands, except share and per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$1,464	$(4,614)	$(24,764)	$5,759

Weighted average basic common shares outstanding	100,913,121	74,058,447	100,901,161	74,058,447
Effect of dilutive securities:
Restricted stock units	476,939	—	—	6
Performance stock units	223,868	—	—	—
Total	700,807	—	—	6
Weighted average and potential dilutive common shares outstanding	101,613,928	74,058,447	100,901,161	74,058,453

Earnings (loss) per share
Basic	$0.01	$(0.06)	$(0.25)	$0.08
Diluted	$0.01	$(0.06)	$(0.25)	$0.08

The following table presents the common stock shares equivalent excluded from the calculation of diluted earnings per share for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021, as they would have had an anti-dilutive effect:

	13 Weeks Ended		39 Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Restricted stock units	—	61	186,041	—
Performance stock units	—	—	139,061	—
Total anti-dilutive shares	—	61	325,102	—

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging and fuel, and labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	geopolitical tensions, including relating to Ukraine;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	competition in the packaged food industry and our product categories;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	the COVID-19 pandemic and associated effects;
●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	our inability to effectively manage our growth;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to expand household penetration and successfully market our products;
●	erosion of the reputation of one or more of our brands;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other laws or regulations, or new laws or regulations;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of September 24, 2022 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement; and

●	the interests of our majority stockholder may differ from those of public stockholders.

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

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each had 52 weeks. Our fiscal year ending December 31, 2022 (“fiscal 2022”) has 53 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

We are one of the fastest growing food companies of scale in the United States over the past two years, focused on acquiring and building disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. Our brands, Rao’s, Michael Angelo’s, noosa and Birch Benders are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate, and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

On August 10, 2022, we completed a secondary offering, in which certain of our stockholders (the “Selling Stockholders”) sold 8,500,000 shares of common stock in an underwritten public offering at an offering price of $14.00 per share, with all proceeds going to the Selling Stockholders. Subsequent to the secondary offering, the underwriters exercised their option to purchase an additional 1,275,000 shares of common stock, and the sale of such additional shares closed on August 22, 2022, with all proceeds going to the Selling Stockholders.

Emerging Growth Status

As a company with less than $1.235 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements for up to five years that are otherwise applicable generally to public companies. These provisions include, among other matters:

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

We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, which was September 22, 2021, unless, prior to that time, (i) we have more than $1.235 billion in annual gross revenue, (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year and a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period, whether or not issued in a registered offering. We have availed ourselves of the reduced reporting obligations with respect to audited financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and executive compensation disclosure and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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

Inflationary Environment and Impact of COVID-19

In the 39 weeks ended September 24, 2022, we experienced increased cost of sales, as a percentage of net sales, driven by increased costs for raw materials, packaging, logistics, labor and energy. Since the price increase announcements made in late fiscal 2021, we have continued to experience increased inflationary pressure and volatility, and accordingly, we have announced additional price increases during the 39 weeks ended September 24, 2022. In addition, to assist in partially mitigating inflation, we continue to target reduced trade spending, seeking to remove our least efficient promotions and drive net price increases, and execute various productivity and cost savings initiatives within our manufacturing and logistics network.

We expect year-over-year inflation to be relatively consistent throughout the full fiscal year 2022. As a result, we have and will continue to closely monitor our pricing and may announce additional price increases in fiscal 2022. Consistent with the consumer-packaged food industry, we are seeing cost increases in several raw materials and packaging including, but not limited to, milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo. These challenges have resulted in long lead times and higher logistics costs. Labor-related disruptions, including labor shortages and absenteeism, have been challenges within our operations and among our third-party logistics providers and other business partners, sometimes leading to elevated downtime in our plants and potential late delivery charges from our retail partners.

We expect to develop additional initiatives to partially mitigate inflationary pressure on top of the various productivity initiatives implemented and in progress. Some of our ongoing supply chain initiatives today include: the further automation of our own production facilities, optimization of our co-manufacturing network, product and packaging value engineering and competitive procurement actions. Collectively, we expect the increases in costs to be partially mitigated in fiscal 2022 by the pricing actions, productivity initiatives and trade efficiencies.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and any resulting macroeconomic trends or governmental and other measures or changes. The global impact of the COVID-19 pandemic continues to evolve, and we continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on prioritizing the health of our employees while seeking to maintain the continuity of our product supply throughout the supply chain. We benefited from changes in consumer shopping and consumption patterns during the COVID-19 pandemic, including increases of in-home consumption and trial of our products, resulting in increased household penetration of our brands. As a result of the strong demand for our products and intermittent supply chain disruptions, we continue to face challenges to meet our expected customer service levels in fiscal 2022.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net loss to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021. We have also included certain non-GAAP financial measures for the 13 weeks and 39 weeks ended September 25, 2021 that were not included in our Prospectus filed with the SEC on September 24, 2021 in order to conform with current period presentation.

Comparison of Unaudited Results for the 13 weeks ended September 24, 2022 and September 25, 2021

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	September 24, 2022	% of Sales	September 25, 2021	% of Sales	$ Change		% Change

Net sales	$208,907	100.0%	$178,733	100.0%	$30,174		16.9%
Cost of sales	147,090	70.4%	128,878	72.1%	18,212		14.1%
Gross profit	61,817	29.6%	49,855	27.9%	11,962		24.0%
Operating expenses:
Selling, general and administrative	43,965	21.0%	31,189	17.5%	12,776		41.0%
Depreciation and amortization	7,209	3.5%	7,236	4.0%	(27)		(0.4)%
Total operating expenses	51,174	24.5%	38,425	21.5%	12,749		33.2%
Operating income	10,643	5.1%	11,430	6.4%	(787)		(6.9)%
Interest expense, net	6,679	3.2%	12,547	7.0%	(5,868)		(46.8)%
Income (loss) before income taxes	3,964	1.9%	(1,117)	(0.6)%	5,081		(454.9)%
Income tax expense	(2,500)	(1.2)%	(3,497)	(2.0)%	997		(28.5)%
Net income (loss)	$1,464	0.7%	$(4,614)	(2.6)%	$6,078		(131.7)%

Diluted earnings (loss) per share	$0.01		$(0.06)		$0.07		(116.7)%
Diluted weighted average shares outstanding	101,613,927		74,058,447		27,555,480		37.2%

Other financial data: (1)
EBITDA	$20,447	9.8%	$20,924	11.7%	$(477)		(2.3)%
Adjusted EBITDA	$29,519	14.1%	$25,775	14.4%	$3,744		14.5%
EBITDA margin	9.8%		11.7%			%	(16.2)%
Adjusted EBITDA margin	14.1%		14.4%			%	(2.1)%
Adjusted gross profit	$62,314	29.8%	$50,153	28.1%	$12,161		24.2%
Adjusted operating expenses(2)	$35,789	17.1%	$27,061	15.1%	$8,728		32.3%
Adjusted operating income	$26,525	12.7%	$23,092	12.9%	$3,433		14.9%
Adjusted income tax expense	$(5,547)	(2.7)%	$(3,403)	(1.9)%	$(2,144)		63.0%
Adjusted effective tax rate	25.4%		32.2%			%	(20.8)%
Adjusted net income	$14,299	6.8%	$7,142	4.0%	$7,157		100.2%
Diluted earnings per share from adjusted net income	$0.14		$0.10		$0.04		40.0%

(1)	Other financial data includes non-GAAP financial metrics. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income to adjusted operating income, reported income tax expense to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net loss to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.
(2)	The adjusted operating expenses for the 13 weeks ended September 25, 2021 include a non-GAAP reconciling item of $6.8 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $208.9 million represented an increase of $30.2 million, or 16.9%, for the 13 weeks ended September 24, 2022, as compared to the 13 weeks ended September 25, 2021. The increase was primarily due to higher price/mix of 14.4% with volumes up 2.5% across the portfolio. Net sales growth from a brand perspective was led by Rao’s up 33.7%, primarily as a result of higher sauce sales in addition to growth across the frozen, soup and pasta categories. noosa grew 2.4% while Michael Angelo’s declined 3.7%, with each brand impacted by lapping a single customer promotional event in the year ago period that was not repeated. The 29.4% decline in net sales for Birch Benders was primarily the result of the continued softening of key sub-segments of the pancake and waffle mix category.

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

Cost of sales of $147.1 million represented an increase of $18.2 million, or 14.1%, for the 13 weeks ended September 24, 2022 as compared to the 13 weeks ended September 25, 2021. The increase was primarily attributable to heightened inflationary pressures, including increased raw materials, packaging, logistics, labor and energy costs compared to the 13 weeks ended September 25, 2021. In particular, we realized higher costs for dairy, proteins, glass and transportation expenses. Consistent with others in our industry, we have also continued to experience challenges in our supply chain, including the tight supply of raw materials, packaging and distribution capacity, as well as the pass through of certain labor and other costs from our third-party manufacturing partners. Volume growth discussed above also partially drove higher cost of sales. In addition, we recognized adjustments of $0.5 million related to raw material write-downs associated with a Birch Benders strategic initiative to move co-manufacturing production from an international supplier to a domestic supplier. Productivity savings, primarily within our manufacturing network, modestly offset the year-over-year cost of sales increases.

Cost of sales as a percentage of net sales decreased from 72.1% for the 13 weeks ended September 25, 2021, to 70.4% for the 13 weeks ended September 24, 2022. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as the benefit of lapping higher shipping and port congestion costs in the year ago period, that were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $61.8 million represented an increase of $12.0 million, or 24.0%, for the 13 weeks ended September 24, 2022, as compared to the 13 weeks ended September 25, 2021. Gross profit as a percentage of net sales, or gross margin, increased from 27.9% for the 13 weeks ended September 25, 2021 to 29.6% for the 13 weeks ended September 24, 2022, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $51.2 million represented an increase of $12.7 million, or 33.2%, for the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses include sales and marketing costs and general and administrative expenses, including expenses for employee salaries and benefits. Selling and marketing costs also include advertising and marketing costs, broker commissions and research and development expenses. General and administrative expenses are also comprised of expenses associated with our corporate and administrative functions that support our business, including equity-based compensation expense, professional services, including legal, audit and tax compliance fees and third-party consultancy fees, insurance and other corporate expenses.

Selling, general and administrative expenses of $44.0 million represented an increase of $12.8 million, or 41.0%, for the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. The increase was primarily driven by increased employee compensation related expenses of $3.9 million, primarily due to increased headcount, higher equity-based compensation expense of $3.6 million related to the equity modifications in connection with the IPO and new equity grants described below, increased spending to support marketing, research and development and selling expenses, including professional fees, of $2.9 million, unrealized loss on foreign currency contracts of $2.8 million, increased public company costs of $1.5 million, non-recurring costs of $0.9 million and $0.5 million increase in other general and administrative expenses. The increase in non-recurring costs included $0.8 million of costs related to capital markets-related professional fees for our secondary offering completed during the 13 weeks ended September 24, 2022. These increases were partially offset by lower transaction and integration costs and IPO readiness costs of $3.3 million.

In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.7 million for each of the 13 weeks ended September 24, 2022 and September 25, 2021, and will result in a total non-cash expense of approximately $5.1 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards which resulted in a non-cash expense of approximately $0.9 million for the 13 weeks ended September 24, 2022 and will result in an incremental non-cash expense of approximately $4.3 million through the fourth quarter of our fiscal year ending December 30, 2023. In addition, for the 13 weeks ended September 24, 2022, we recorded a non-cash expense of $2.7 million resulting from the issuance of grants under the 2021 Plan. For the 13 weeks ended September 25, 2021, there was no expense recorded for the issuance of grants under the 2021 Plan.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $7.2 million represented a decrease of $27 thousand, or 0.4%, for the 13 weeks ended September 24, 2022, compared to the 13 weeks ended September 25, 2021.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $6.7 million represented a decrease of $5.9 million, or 46.8%, for the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. The decrease is primarily due to lower average outstanding debt compared to the prior period as a result of the debt reduction from IPO proceeds. In addition, there was a decrease in variable interest rates for the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. The decrease in variable interest rates is primarily due to the full payoff of the outstanding principal balance on the Initial Second Lien Loans of $200.0 million in September 2021, which had an effective interest rate of 8.75%.

Income Tax Expense

Income tax expense consists of federal and various state taxes. Income tax expense of $2.5 million represented a decrease of $1.0 million for the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. The decrease was primarily driven by lower taxable income (loss) before income tax due to net changes in permanent and discrete items. These permanent and discrete items are related to debt extinguishment costs, equity-based compensation, costs associated with the IPO and secondary offering and executive compensation limitation.

Net Income (Loss)

Net income for the 13 weeks ended September 24, 2022 was $1.5 million compared to net loss of $4.6 million for the 13 weeks ended September 25, 2021. The decrease in net loss was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and Adjusted EBITDA and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income to adjusted operating income;
●	adjusted income tax expense and a reconciliation of our reported income tax expense to adjusted income tax expense;
●	adjusted effective tax rate and a reconciliation of reported effective tax rates to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income (loss) to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income (loss) and the associated diluted loss per share to adjusted net income and the associated diluted earnings per share.

Comparison of Unaudited Results for the 39 weeks ended September 24, 2022 and September 25, 2021

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	39 Weeks Ended		39 Weeks Ended		Increase / (Decrease)
(In thousands)	September 24, 2022	% of Sales	September 25, 2021	% of Sales	$ Change	% Change

Net sales	$616,273	100.0%	$529,942	100.0%	$86,331	16.3%
Cost of sales	445,525	72.3%	368,642	69.6%	76,883	20.9%
Gross profit	170,748	27.7%	161,300	30.4%	9,448	5.9%
Operating expenses:
Selling, general and administrative	117,329	19.0%	91,367	17.2%	25,962	28.4%
Depreciation and amortization	21,612	3.5%	21,631	4.1%	(19)	(0.1)%
Impairment of goodwill	42,052	6.8%	—	—%	42,052	NM %
Loss on extinguishment of debt	—	—%	9,717	1.8%	(9,717)	(100.0)%
Total operating expenses	180,993	29.4%	122,715	23.2%	58,278	47.5%
Operating income (loss)	(10,245)	(1.7)%	38,585	7.3%	(48,830)	(126.6)%
Interest expense, net	18,414	3.0%	24,613	4.6%	(6,199)	(25.2)%
Income (loss) before income taxes	(28,659)	(4.7)%	13,972	2.6%	(42,631)	(305.1)%
Income tax (expense) benefit	3,895	0.6%	(8,213)	(1.5)%	12,108	(147.4)%
Net income (loss)	$(24,764)	(4.0)%	$5,759	1.1%	$(30,523)	(530.0)%

Diluted earnings (loss) per share	$(0.25)		$0.08		$(0.33)	(412.5)%
Diluted weighted average shares outstanding	100,901,161		74,058,453		26,842,708	36.2%

Other financial data: (1)
EBITDA	$18,939	3.1%	$66,887	12.6%	$(47,948)	(71.7)%
Adjusted EBITDA	$82,831	13.4%	$88,654	16.7%	$(5,823)	(6.6)%
EBITDA margin	3.1%		12.6%			(75.4)%
Adjusted EBITDA margin	13.4%		16.7%			(19.8)%
Adjusted gross profit	$172,039	27.9%	$161,598	30.5%	$10,441	6.5%
Adjusted operating expenses(2)	$97,963	15.9%	$80,816	15.2%	$17,147	21.2%
Adjusted operating income	$74,076	12.0%	$80,782	15.2%	$(6,706)	(8.3)%
Adjusted income tax expense	$(14,879)	(2.4)%	$(14,902)	(2.8)%	$23	(0.2)%
Adjusted effective tax rate	25.8%		26.6%			(3.0)%
Adjusted net income	$40,783	6.6%	$41,267	7.8%	$(484)	(1.2)%
Diluted earnings per share from adjusted net income	$0.40		$0.56		$(0.16)	(28.6)%

NM – Not meaningful.

(1)	Other financial data includes non-GAAP financial metrics. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net income (loss) to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.
(2)	The adjusted operating expenses for the 39 weeks ended September 25, 2021 include a non-GAAP reconciling item of $20.4 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $616.3 million represented an increase of $86.3 million, or 16.3%, for the 39 weeks ended September 24, 2022, as compared to the 39 weeks ended September 25, 2021. The increase was primarily due to volume growth of 9.0% and price/mix of 7.3%. Net Sales growth from a brand perspective was led by Rao’s up 31.0% during the first 39 weeks of the fiscal year, primarily as a result of higher sauce sales, in addition to growth across the frozen, soup and pasta categories. noosa grew 6.3%, driven by the increase in sales of spoonable yogurt, as well as shipments to support the initial launch of our new frozen gelato offerings while Michael Angelo’s grew 2.6%. The 34.1% decline in net sales for Birch Benders was driven by the lapping of a key promotional event from the prior year that we did not repeat in the current year, as well as the continued softening of key sub-segments of the pancake and waffle mix category.

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

Cost of sales of $445.5 million represented an increase of $76.9 million, or 20.9%, for the 39 weeks ended September 24, 2022 as compared to the 39 weeks ended September 25, 2021. The increase was primarily attributable to heightened inflationary pressures, including increased raw materials, packaging, logistics, labor and energy costs compared to the 39 weeks ended September 25, 2021. Consistent with others in our industry, we have faced challenges with our supply chain, including the tight supply of raw materials, packaging and distribution capacity, as well as intermittent outages within our network and that of our third-party manufacturing partners. Pressures as a result of the Omicron and other variants of COVID-19, geopolitical tensions, Avian flu and natural disasters have also caused disruptions to ingredient and supply chain availability, as well as incremental costs. Volume growth discussed above also partially drove higher cost of sales. In addition, we recognized adjustments of $1.3 million related to packaging and raw material write-downs associated with a Birch Benders strategic initiative to move co-manufacturing production from an international supplier to a domestic supplier. Productivity savings, primarily within our manufacturing network, modestly offset the year-over-year cost of sales increases.

Cost of sales as a percentage of net sales increased from 69.6% for the 39 weeks ended September 25, 2021, to 72.3% for the 39 weeks ended September 24, 2022. The increase in cost of sales as a percentage of net sales was driven by higher inflationary costs as described above, partially offset by the benefit of pricing increases and mix.

Gross Profit

Gross profit of $170.7 million represented a decrease of $9.4 million, or 5.9%, for the 39 weeks ended September 24, 2022, as compared to the 39 weeks ended September 25, 2021. Gross profit as a percentage of net sales, or gross margin, decreased from 30.4% for the 39 weeks ended September 25, 2021 to 27.7% for the 39 weeks ended September 24, 2022, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $181.0 million represented an increase of $58.3 million, or 47.5%, for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021 due to the following:

●	Selling, General and Administrative expenses: Selling, general and administrative expenses include sales and marketing costs and general and administrative expenses, including expenses for employee salaries and benefits. Selling and marketing costs also include advertising and marketing costs, broker commissions and research and development expenses. General and administrative expenses are also comprised of expenses associated with our corporate and administrative functions that support our business, including equity-based compensation expense, professional services, including legal, audit and tax compliance fees and third-party consultancy fees, insurance and other corporate expenses.

Selling, general and administrative expenses of $117.3 million represented an increase of $26.0 million, or 28.4%, for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. The increase was primarily driven by higher equity-based compensation expense of $11.2 million related to the equity modifications in connection with the IPO and new equity grants described below, increased employee compensation related expenses of $5.4 million, primarily due to increased headcount, higher marketing, research and development and selling expenses, including professional fees, of $5.3 million, increased public company costs of $4.5 million, unrealized loss on foreign currency contracts of $3.3 million, non-recurring costs of $2.8 million and $1.9 million increase in other general and administrative expenses. The increased non-recurring costs included $2.0 million of costs related to capital markets-related professional fees for our secondary offering completed during the 39 weeks ended September 24, 2022. These increases were partially offset by lower transaction and integration costs and IPO readiness costs of $8.4 million.

In connection with the IPO, we modified our existing equity-based compensation awards which resulted in a non-cash expense of approximately $2.2 million and $0.7 million for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively, and will result in a total non-cash expense of approximately $5.1 million through the first quarter of 2024. In November 2021, we further modified a portion of our existing equity-based compensation awards which resulted in a non-cash expense of approximately $2.7 million for the 39 weeks ended September 24, 2022 and will result in an incremental non-cash expense of approximately $4.3 million through the fourth quarter of our fiscal year ending December 30, 2023. In addition, for the 39 weeks ended September 24, 2022, we recorded a non-cash expense of $7.4 million resulting from the issuance of grants under the 2021 Plan. For the 39 weeks ended September 25, 2021, there was no expense recorded for the issuance of grants under the 2021 Plan.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $21.6 million represented a decrease of $19 thousand, or 0.1%, for the 39 weeks ended September 24, 2022, compared to the 39 weeks ended September 25, 2021.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 39 weeks ended September 24, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill in June 2022 due to the underperformance of the brand. No impairment changes were recorded for the 39 weeks ended September 25, 2021.

●	Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for the 39 weeks end September 24, 2022. Loss on extinguishment of debt of $9.7 million for the 39 weeks ended September 25, 2021 resulted from the extinguishment of the loans associated with our Senior Credit Facilities in June 2021.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein), our Senior Credit Facilities and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $18.4 million represented a decrease of $6.2 million, or 25.2%, for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. The decrease is primarily due to lower average outstanding debt compared to the prior period as a result of the debt reduction from IPO proceeds. In addition, there was a decrease in variable interest rates for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. The decrease in variable interest rates is primarily due to the full payoff of the outstanding principal balance on the Initial Second Lien Loans of $200.0 million in September 2021 which had an effective interest rate of 8.75%.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax benefit of $3.9 million represented a decrease of $12.1 million for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. The decrease was primarily due to the lower taxable income (loss) before income tax due to net changes in permanent and discrete items. These permanent and discrete items are related to the Birch Benders goodwill impairment in the 13 weeks ended June 25, 2022, debt extinguishment costs in the 13 weeks ended June 26, 2021, equity-based compensation, costs associated with the IPO and secondary offering and executive compensation limitation.

Net Income (Loss)

Net loss for the 39 weeks ended September 24, 2022 was $24.8 million compared to net income of $5.8 million for the 39 weeks ended September 25, 2021. The decrease in net income was attributable to the items described above.

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

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for non-cash equity-based compensation costs, non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs and IPO readiness costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before non-cash equity-based compensation costs, non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

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

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related professional fees for our secondary offering and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized loss on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with the Birch Benders Acquisition as well as costs associated with a large, uncompleted transaction; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax expense, adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with preparing for our IPO, including public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$1,464	$(4,614)	$(24,764)	$5,759
Interest expense, net	6,679	12,547	18,414	24,613
Income tax (expense) benefit	(2,500)	(3,497)	3,895	(8,213)
Depreciation and amortization	9,804	9,494	29,184	28,302
EBITDA	20,447	20,924	18,939	66,887
Non-cash equity-based compensation(1)	4,606	979	13,240	2,084
Non-recurring costs(2)	1,211	287	3,611	10,529
Loss on foreign currency contracts(3)	2,758	—	3,255	—
Supply chain optimization(4)	497	—	1,291	—
Impairment of goodwill(5)	—	—	42,052	—
Transaction and integration costs(6)	—	468	59	3,978
Initial public offering readiness(7)	—	3,117	384	5,176
Adjusted EBITDA	$29,519	$25,775	$82,831	$88,654

EBITDA margin	9.8%	11.7%	3.1%	12.6%
Adjusted EBITDA margin	14.1%	14.4%	13.4%	16.7%
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(2)	Consists of costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets activities for our secondary offering and ERP conversion costs related to integrating acquisitions.
(3)	Consists of unrealized loss on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expense from impairment of goodwill.
(6)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction.
(7)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.

EBITDA margin and Adjusted EBITDA margin are calculated by dividing EBITDA and Adjusted EBITDA by net sales for the applicable period.

The following tables provide a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

			13 Weeks Ended
(In thousands, except share and per share data)	September 24, 2022
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$61,817	$51,174	$10,643	$6,679	$(2,500)	$1,464
Adjustments:
Non-cash equity-based compensation(1)	—	(4,606)	4,606	—	—	4,606
Non-recurring costs(2)	—	(1,211)	1,211	—	—	1,211
Loss on foreign currency contracts(3)	—	(2,758)	2,758	—	—	2,758
Supply chain optimization(4)	497	—	497	—	—	497
Acquisition amortization(8)	—	(6,810)	6,810	—	—	6,810
Tax effect of adjustments(9)	—	—	—	—	(3,021)	(3,021)
One-time tax (expense) benefit items(10)	—	—	—	—	(26)	(26)
As adjusted	$62,314	$35,789	$26,525	$6,679	$(5,547)	$14,299

As adjusted (% of net sales)	29.8%	17.1%	12.7%	3.2%	(2.7)%	6.8%

Earnings per share:
Diluted						0.01
Adjusted diluted						0.14
Weighted average shares outstanding:
Diluted for net income						101,613,927
Diluted for adjusted net income						101,613,927

			13 Weeks Ended
(In thousands, except share and per share data)	September 25, 2021
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income (loss)
As reported (GAAP)	$49,855	$38,425	$11,430	$12,547	$(3,497)	$(4,614)
Adjustments:
Non-cash equity-based compensation(1)	—	(979)	979	—	—	979
Non-recurring costs(2)	—	(287)	287	—	—	287
Transaction and integration costs(6)	298	(170)	468	—	—	468
Initial public offering readiness(7)	—	(3,117)	3,117	—	—	3,117
Acquisition amortization(8)	—	(6,811)	6,811	—	—	6,811
Tax effect of adjustments(9)	—	—	—	—	2,488	2,488
One-time tax (expense) benefit items(10)	—	—	—	—	(2,394)	(2,394)
As adjusted	$50,153	$27,061	$23,092	$12,547	$(3,403)	$7,142

As adjusted (% of net sales)	28.1%	15.1%	12.9%	7.0%	(1.9)%	4.0%

Earnings (loss) per share:
Diluted						(0.06)
Adjusted diluted						0.10
Weighted average shares outstanding:
Diluted for net loss						74,058,447
Diluted for adjusted net income						74,058,508

			39 Weeks Ended
(In thousands, except share and per share data)	September 24, 2022
	Gross profit	Operating expenses	Operating income (loss)	Interest expense, net	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$170,748	$180,993	$(10,245)	$18,414	$3,895	$(24,764)
Adjustments:
Non-cash equity-based compensation(1)	—	(13,240)	13,240	—	—	13,240
Non-recurring costs(2)	—	(3,611)	3,611	—	—	3,611
Loss on foreign currency contracts(3)	—	(3,255)	3,255	—	—	3,255
Supply chain optimization(4)	1,291	—	1,291	—	—	1,291
Impairment of goodwill(5)	—	(42,052)	42,052	—	—	42,052
Transaction and integration costs(6)	—	(59)	59	—	—	59
Initial public offering readiness(7)	—	(384)	384	—	—	384
Acquisition amortization(8)	—	(20,429)	20,429	—	—	20,429
Tax effect of adjustments(9)	—	—	—	—	(8,472)	(8,472)
One-time tax (expense) benefit items(10)	—	—	—	—	(10,302)	(10,302)
As adjusted	$172,039	$97,963	$74,076	$18,414	$(14,879)	$40,783

As adjusted (% of net sales)	27.9%	15.9%	12.0%	3.0%	(2.4)%	6.6%

Earnings (loss) per share:
Diluted						(0.25)
Adjusted diluted						0.40
Weighted average shares outstanding:
Diluted for net loss						100,901,161
Diluted for adjusted net income						101,226,086

			39 Weeks Ended
(In thousands, except share and per share data)	September 25, 2021
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$161,300	$122,715	$38,585	$24,613	$(8,213)	$5,759
Adjustments:
Non-cash equity-based compensation(1)	—	(2,084)	2,084	—	—	2,084
Non-recurring costs(2)	—	(10,529)	10,529	—	—	10,529
Transaction and integration costs(6)	298	(3,680)	3,978	—	—	3,978
Initial public offering readiness(7)	—	(5,176)	5,176	—	—	5,176
Acquisition amortization(8)	—	(20,430)	20,430	—	—	20,430
Tax effect of adjustments(9)	—	—	—	—	(4,615)	(4,615)
One-time tax (expense) benefit items(10)	—	—	—		(2,074)	(2,074)
As adjusted	$161,598	$80,816	$80,782	$24,613	$(14,902)	$41,267

As adjusted (% of net sales)	30.5%	15.2%	15.2%	4.6%	(2.8)%	7.8%

Earnings per share:
Diluted						0.08
Adjusted diluted						0.56
Weighted average shares outstanding:
Diluted for net income						74,058,453
Diluted for adjusted net income						74,058,453

(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.

(2)	Consists of costs related to loss on extinguishment of debt, costs related to professional fees related to organizational optimization, costs for capital markets activities for our secondary offering and ERP conversion costs related to integrating acquisitions.
(3)	Consists of unrealized loss on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expense for impairment of goodwill.
(6)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition as well as costs associated with incomplete potential acquisitions and substantial one-time costs related to a large, uncompleted transaction.
(7)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(10)	Represents the removal of the tax effect of impairment of goodwill, removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate and the removal of the tax effect of non-deductible transaction costs.

We adjust the GAAP financial measures for reported income tax (expense) benefit and reported effective tax rate to exclude the effect of non-cash equity-based compensation costs,  other non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, and acquisition amortization impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective tax rate and other impacts to tax expense. This non-GAAP financial measure is intended to provide a meaningful comparison of the Company’s effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP financial measure to monitor the effectiveness of adjustments on our tax rate.

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate for the 13 weeks and 39 weeks ended September 24, 2022 and September 25, 2021:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Reported income tax (expense) benefit	$(2,500)	$(3,497)	$3,895	$(8,213)
Non-cash equity-based compensation	(393)	—	(1,095)	—
Non-recurring costs	42	2,324	(399)	(191)
Loss on foreign currency contracts	(613)	—	(807)	—
Supply chain optimization	(197)	—	(319)	—
Impairment of goodwill	—	—	(10,276)	—
Transaction and integration costs	(1)	(116)	(15)	(978)
Initial public offering readiness	(1)	(50)	(448)	(558)
Acquisition amortization	(1,884)	(2,064)	(5,415)	(4,962)
Adjusted income tax expense(1)	$(5,547)	$(3,403)	$(14,879)	$(14,902)

Reported effective tax rate	63.1%	(313.1)%	13.6%	58.8%
Non-cash equity-based compensation	(4.9)	—	0.7	—
Non-recurring costs	0.5	8,520.7	0.3	(0.9)
Loss on foreign currency contracts	(7.6)	—	0.5	—
Supply chain optimization	(2.4)	—	0.2	—
Impairment of goodwill	—	—	6.7	—
Transaction and integration costs	—	(422.6)	—	(4.7)
Initial public offering readiness	—	(182.2)	0.3	(2.7)
Acquisition amortization	(23.3)	(7,570.6)	3.5	(23.9)
Adjusted effective tax rate(1)	25.4%	32.2%	25.8%	26.6%

(1) The adjustments to reported income tax (expense) benefit and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure . See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) benefit to adjusted income tax expense and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents, credit capacity under our Credit Facilities and proceeds from equity offerings. As of September 24, 2022, we had cash and equivalents of $81.9 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. In addition, our use of cash may also include potential acquisitions. We estimate that our capital expenditures will be approximately $15 million to $16 million in fiscal 2022, which we plan to fund with cash generated from our operating activities. We have purchase commitments of approximately $16.5 million and $8.0 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products. Our total lease obligations were $25.2 million as of September 24, 2022, with $3.4 million due over the next 12 months. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of September 24, 2022, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $39 million to $40 million over the next 12 months.

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

Credit Facilities and Unused Borrowing Capacity

In June 2021, Sovos Intermediate (the “Borrower”) entered into (i) the First Lien Credit Agreement, pursuant to which the First Lien Lenders agreed to provide senior secured credit facilities, consisting of (a) an initial first lien term loan facility in an original principal amount of $580.0 million (the “Initial First Lien Term Loan Facility” and the loans thereunder, the “Initial First Lien Term Loans”) and (b) a revolving facility in an original principal amount of $125.0 million (the “Revolving Facility” and the loans thereunder, the “Initial Revolving Loans”), including a letter of credit facility with a $45.0 million sublimit, and (ii) a Second Lien Credit Agreement among Sovos Intermediate, Sovos Brands Holdings, Inc., Owl Rock Capital Corporation, as administrative agent and collateral agent, and the lenders from time to time party thereto (“Second Lien Lenders”), pursuant to which the Second Lien Lenders agreed to provide a second lien secured credit facility, consisting of an initial term loan facility in an original principal amount of $200.0 million (the “Initial Second Lien Facility” and the loans thereunder, the “Initial Second Lien Loans,” and together with the Initial First Lien Term Loans and the Initial Revolving Loans, collectively, the “Credit Facilities”). Our Senior Credit Facilities consisted of (i) an initial term loan facility in an original principal amount equal to $280.0 million, (ii) a revolving credit facility in an original principal amount equal to $45.0 million, including a letter of credit facility with a $15.0 million sublimit, and (iii) an incremental term loan commitment in an original principal amount equal to $100.0 million (collectively, the “Senior Credit Facilities”).

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

As of September 24, 2022, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of September 24, 2022. As of September 24, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 6.02%. As of September 25, 2021, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 5.00% and the effective interest rate for the Initial Second Lien Facility was 8.75%.

The First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of September 24, 2022, the Company

had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	39 Weeks Ended
(In thousands)	September 24, 2022	September 25, 2021
Cash provided by (used in):
Operating activities	$26,770	$18,305
Investing activities	(10,939)	(5,111)
Financing activities	(59)	(7,105)
Change in cash and cash equivalents	$15,772	$6,089

Cash Provided by Operating Activities

Cash provided by operating activities was $26.8 million for the 39 weeks ended September 24, 2022, an increase of $8.5 million from $18.3 million for the 39 weeks ended September 25, 2021. The increase was due to a net decrease in net income (loss) and adjustments to reconcile net income (loss) to net cash used in operating activities of $0.5 million offset by a decrease in the use of cash in changes in operating assets and liabilities of $8.0 million. The decrease in net income (loss) of $30.5 million for the 39 weeks ended September 24, 2022 versus the 39 weeks ended September 25,2021 was partially offset by an increase in adjustments to reconcile net income (loss) to net cash used in operating activities of $31.0 million which was primarily due to the $42.1 million goodwill impairment write-down, $11.2 million increase in equity-based compensation related to IPO equity awards and fiscal year 2022 annual equity grants, $0.9 million in higher depreciation and amortization and $3.3 million in foreign currency mark-to-market adjustments. This was partially offset by deferred tax benefit of $18.2 million of which $10.3 million is related to the deferred tax benefit due to the goodwill impairment write-down, $6.2 million is related to deferred tax expense primarily associated with utilization of net operating losses and $1.7 million is related to other temporary adjustments in the 39 weeks ended September 24, 2022 and September 25, 2021. The remaining offset was primarily related to $9.7 million of debt issuance costs associated with the June 2021 debt refinance for the 39 weeks ended September 25, 2021.

The decrease in cash used in operating assets and liabilities was primarily due to a $12.1 million decrease in the use of cash from accounts payable due to the timing of payments at the end of the 39 weeks ended September 24, 2022, a $6.8 million decrease in the use of cash for prepaid expenses primarily related to prepaid capitalized IPO costs during the 39 weeks ended September 25, 2021, a $5.7 million decrease in the use of cash from accounts receivable resulting from accelerated receipts at the end of the 39 weeks ended September 24, 2022, and a $4.9 million decrease in the use of cash from accrued expenses resulting from lower annual incentive payouts, offset by more cash used for interest payments in the 39 weeks ended September 24, 2022. The decreases in the use of cash were offset by a $21.2 million increase in the use of cash for inventory due to inventory replenishment during the 39 weeks ended September 24, 2022.

Cash Used in Investing Activities

Cash used in investing activities was $10.9 million for the 39 weeks ended September 24, 2022, an increase of $5.8 million from $5.1 million for the 39 weeks ended September 25, 2021. The increase was related to increased capital expenditures, primarily due to new production equipment at a co-packing manufacturing facility and packaging automation at our Austin, Texas manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $59 thousand for the 39 weeks ended September 24, 2022, a decrease of $7.0 million from $7.1 million for the 39 weeks ended September 25, 2021. The decrease was primarily due to $766.1 million net debt proceeds from the Credit Facilities and the $6.0 million in proceeds from payment in full of a stockholder note receivable, partially offset by the $400.0 million shareholder dividend payment, the $374.1 million repayment of the Senior Credit Facilities and the $5.0 million contingent earnout paid for Birch Benders during the 39 weeks ended September 25, 2021.

Off-Balance Sheet Arrangements

As of September 24, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 39 weeks ended September 24, 2022, we experienced increased cost of sales, as a percentage of net sales, including higher freight and shipping costs and raw material costs. We continue to expect higher inflation and distribution costs given the tight global supply chain and current geopolitical tensions. Consistent with the industry, we are seeing cost increases in several packaging and raw materials such as milk, animal proteins, fruit, glass, resin and cardboard. Transportation challenges continue to be acute, particularly due to logistical issues at major ports as well as intermodal and trucking delays, which have resulted in long lead times and higher logistics costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of September 24, 2022, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. Based upon our principal amount of long-term debt outstanding at September 24, 2022, a hypothetical 1% increase or decrease in average interest rates would impact our annual interest expense in the next year by approximately $5.0 million.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2022, the Company’s disclosure controls and procedures were effective. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the 13 weeks ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell our products principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, specialty food distributors, military commissaries and non-food outlets, such as drug store chains, dollar stores and e-commerce retailers. The poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could have a material adverse effect on our business, financial condition and results of operations. Our major wholesalers, retailers or chains may also seek to maintain or improve their performance and margins by raising the on-shelf pricing of our brands and products and/or by imposing surcharges on us. Moreover, consolidation among our customers may allow such customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items.

In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support or shelf space or may replace our branded products with private label products. Such risks may be particularly acute in historically declining market categories, such as yogurt or diet trends. Emerging alternative retail channels, such as online-only grocery delivery services, also continue to evolve and impact the packaged food industry. The performance of major retailers, wholesalers, specialty distributors and mass merchants and their prioritization of our brands and their potential consolidation could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns and inflation could limit consumer and customer demand for our products.

The willingness of consumers to purchase our products depends in part on local, national and global economic conditions, including rates of inflation and the existence or expectation of a recessionary period. Deteriorating economic and political conditions in our major markets, such as increases in inflation, increased unemployment, decreases in disposable income and declines in consumer confidence, whether as a result of the COVID-19 pandemic, geopolitical tensions or other factors, could cause a decrease in demand for our overall product set, particularly higher priced products.

In an economic downturn such as a recession or inflationary environment, consumers may purchase more generic, private label and other products that are lower in price than our products and may forego certain purchases altogether. Consumers may reduce the number of premium products that they purchase where there are mid-tier alternatives, given that premium products generally have higher retail prices than their mid-tier counterparts. Due to changes in consumer demand, we could experience a reduction in sales, a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. Our customers may also become more conservative in response to these conditions and seek to reduce their inventories or change their shelf sets to prioritize lower-price products. In addition, as a result of economic conditions, competition or customer actions, we may be unable to raise our prices sufficiently to protect margins. The impacts of an economic downturn, recession, inflation or the COVID-19 pandemic may be greater than we expect, and demand for our products may not meet our expectations in the future. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn and inflation. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and could have a material adverse effect on our business, financial condition and results of operations.

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

†10.35	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.36	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
†10.37	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its directors (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q filed on August 3, 2022).
10.38	Letter Agreement dated June 15, 2022 between Sovos Brands, Inc. and Tamer Abuaita (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed on August 3, 2022).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed on August 27, 2021).
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: November 2, 2022	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)