Form 10-K
period 2022-12-31
Sovos Brands, Inc.
filed 2023-03-08
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 25, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $441.5 million based on the closing price of $15.64 for one share of common stock, as reported on the Nasdaq Global Select Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 3, 2023, there were 100,214,297 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

SOVOS BRANDS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	geopolitical tensions, including relating to Ukraine;
●	the COVID-19 pandemic and associated effects;
●	our inability to attract and maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	erosion of the reputation of one or more of our brands;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;

●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of December 31, 2022 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement;
●	the interests of our majority stockholder may differ from those of public stockholders.

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

Unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “Sovos Brands” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal year ending December 31, 2022 (“fiscal 2022”) had 53 weeks. Our fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each had 52 weeks. Our fiscal year ending December 30, 2023 (“fiscal 2023”) will have 52 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter.

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

PART I.

Item 1. Business

Overview

Sovos Brands is a growth-oriented consumer-packaged food company with a portfolio of brands aimed at bringing today’s consumers great tasting food that fits the way they live.

In 2017, our Founder, President and Chief Executive Officer, Todd R. Lachman, together with our Chairman, William R. Johnson, identified an opportunity within the broader food landscape to acquire and build a portfolio of disruptive growth brands whose high-quality products support premium positioning. With the backing of the globally established private equity firm, Advent International, Sovos Brands was formed and has become a leading and differentiated premium player within the packaged food industry.

Since our inception, we have been focused on building an organization with the capabilities to acquire and grow brands as we continue to scale. Our leadership team has extensive experience managing portfolios of global brands at some of the most respected consumer packaged goods (“CPG”) companies. To unlock our full potential, we combined a distinctive mix of industry veterans, entrepreneurs and food lovers and built an inclusive culture where everyone has a voice. As a result, we believe we have been able to attract leading talent from across the CPG landscape.

In September 2021, we completed our initial public offering (the “IPO”) and became actively traded on the Nasdaq Global Select Market (“NASDAQ”) listed under the trade symbol of “SOVO.”

On December 30, 2022, we completed the divestiture of the Birch Benders brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P.

Our current brands, Rao’s, Michael Angelo’s and noosa, are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our products are premium and made with simple, high-quality ingredients.

Our business model centers around our premium, taste-led, high-quality brands and leveraging a common infrastructure and shared playbook to drive growth. Our brands share multiple attributes, including: being delicious, possessing a leading consumer affinity, acting as potential category disruptors in large categories and utilizing brand strength to extend into new categories. Our brands generally over-index with young and family-oriented consumers who have higher disposable incomes. Our consumers are passionate about taste and high-quality ingredients according to Company-sponsored third-party studies and have higher basket sizes at retail compared to the category averages. We believe we are a strategic and valuable partner to retailers as our brands generally drive incremental sales in our categories, offer better unit economics than key competitors and attract a highly coveted consumer base willing to spend more per trip than category averages, according to IRI, the leading provider of industry data and consumer insights. Our brands share a common playbook for growth, which is focused on increasing household penetration by:

1.	Increasing distribution;
2.	Expanding brand awareness;
3.	Improving sales and marketing execution; and
4.	Innovating into new categories.

Our platform was designed to provide a foundation for future growth and to capture synergies as we scale. We regularly monitor and evaluate potential acquisition opportunities with a focus on brands that have our targeted attributes, significant growth potential, and the opportunity to combine our industry expertise with fresh thinking to bring these brands into more homes.

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

Our Brands and Products

Our portfolio currently consists of three brands: Rao’s, Michael Angelo’s and noosa. We previously owned the Birch Benders brand, which was sold at the end of fiscal 2022. Our brands offer premium, on-trend and high-quality products in a variety of product categories and appeal to consumers for consumption in a broad range of occasions, including breakfast, lunch, snacks and dinner. We completed the acquisitions of Bottom Line Food Processors, Inc. d/b/a Michael Angelo’s Gourmet Foods and Rao’s Specialty Foods (“Rao’s” or “RSF”) in January 2017 and July 2017, respectively, and our single sales and supply chain organization supported the rapid functional integration of the Michael Angelo’s and Rao’s brands. We completed the acquisition of 100% of the outstanding capital stock of Noosa Holdings, Inc. (the “Noosa Acquisition”) in November 2018, and in October 2020, we completed the acquisition of the Birch Benders business (the “Birch Benders Acquisition”). Rao’s net sales have grown at a five year compounded annual growth rate of 52% since 2017. With noosa, we leveraged synergies to gain greater scale, and noosa net sales have grown at a three year compounded annual growth rate of 5% since 2019.

Rao’s

The iconic Rao’s brand was established as a consumer-packaged food brand in 1991 with a storied New York City heritage. The Rao’s brand offers a selection of Rao’s Homemade pasta sauces (including tomato-based sauces, Alfredo sauces and Pesto sauces), pizza sauces and dry pastas; Rao’s Homestyle meat-based pasta sauces; and Rao’s Made for Home frozen entrées, frozen pizza and soups. Rao’s sauces are simmered slowly and made in small batches with only high-quality ingredients, like pure olive oil and hand-selected, naturally ripened tomatoes from southern Italy. Our sauces have no tomato blends, no paste, no water, no fillers and no added sugar. Rao’s was the fastest-growing center store brand of scale from 2018 through 2020. The household penetration of Rao’s sauce products has increased from 1.3% in the 52 weeks ended January 3, 2016 to 11.9% in the 52 weeks ended December 25, 2022.

Michael Angelo’s

Michael Angelo’s was founded in 1983 with original Italian recipes that had been passed down for generations. Michael Angelo’s frozen products include a variety of signature dishes, such as eggplant parmesan, lasagna made with fresh Ricotta cheese, shrimp scampi and other pastas, for a homemade taste. We believe that our Michael Angelo’s brand is a leading producer of premium frozen entrées inspired by Italian traditions. The household penetration of Michael Angelo’s frozen dinners was 4.7% in the 52 weeks ended December 25, 2022. In fiscal 2023, Michael Angelo’s launched into the pasta sauce category.

noosa

An Australian expatriate co-founded Noosa Yoghurt in 2008 with a fourth-generation Colorado dairy farmer. In 2010, Noosa Yoghurt began selling yogurt at Colorado farmers markets and local Whole Foods stores. Our noosa brand offers a suite of delicious yogurt products, including spoonable yogurts and drinkable smoothies. noosa products are creamy and delicious and made with high-quality ingredients, such as whole milk from cows never treated with the growth hormone rBGH, real fruit and wildflower honey. The household penetration of noosa yogurts was 7.5% in the 52 weeks ended December 25, 2022. In fiscal 2022, noosa launched into the ice cream category with noosa frozen yogurt gelato.

Birch Benders

In October 2020, we completed the purchase of 100% ownership interest in Birch Benders. At the end of fiscal 2022, we completed the divestiture of the Birch Benders brand and certain related assets.

Our Customers

We sell our products to customers primarily in the United States and principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, specialty food distributors, military commissaries and non-food outlets, such as drug store chains, dollar stores and e-commerce retailers. In fiscal 2022, approximately 1% of our gross sales were to international customers. We believe that the strength of our brands and our premium, on-trend and high-quality product portfolio make us a strategic partner for our customers and that we have opportunities for international growth. We utilize our direct sales force and brokers as well as third-party distributors, some of whom also purchase our products directly for their own accounts for resale, for the sale and distribution of our products.

In fiscal 2022, our largest customers, Costco Wholesale Corporation (“Costco”), Walmart Inc. (“Walmart”) and United Natural Foods, Inc. (“UNFI”), accounted for approximately 17%, 13% and 10%, respectively, of our gross sales, and our top five largest customers together accounted for approximately 53% of our gross sales.

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

Digital Advertising

Our digital marketing efforts include video advertisements that play as viewers stream content like television shows on online video channels and applications, content and paid social advertisements for social media networks, paid advertisements and paid preferable placement of our products on e-commerce sites, paid advertisements for our brands and products in search results, online and mobile coupons and promotions and paid advertisements on third-party and retailer mobile sites, third-party and retailer  websites and in-store near our products or at check-outs to drive purchases of our products. In addition, we maintain an active email program, which we leverage to deliver information on new product launches and promotions for our Rao’s and noosa brands, and we maintain registered domains at www.sovosbrands.com, www.raos.com, www.noosayoghurt.com and www.michaelangelos.com, which serve to communicate news about our brands directly to consumers who access our websites and social media sites and to address questions, comments or concerns about our products. From January 1, 2022 to December 31, 2022, the websites for our Rao’s and noosa brands collectively had an average of approximately 228,000 visitors per month according to Google Analytics.

Social Media, Influencers, Earned Media and Branded Content

We have an active presence on social media platforms, including Facebook, Instagram and Twitter, to connect with our consumers for each of our brands. For example, we showcase our products and feature recipes on our brands’ Instagram accounts. We also partner with a number of social media “influencers” who generate further awareness of our brands through sponsored content, such as custom posts and “micro-sweeps” or giveaway offerings, on various social media platforms. We focus on selecting social media “influencers” who are real-life, approachable fans with whom our consumers can relate as well as chefs and experts on food or dietary lifestyles. In fiscal 2022, we estimate that our influencers and social channels delivered 13.3 million impressions for our current brands. In addition, we utilize public relations outreach to editors and journalists, partner with companies to create branded content featuring our brand names or products and collaborate from time to time with celebrities or chefs to promote and endorse our products. Our paid marketing efforts are supplemented by earned media when editors, journalists, celebrities and consumers feature our brands and products in their articles, recipes, and posts as well as by word-of-mouth recommendations of our products. In fiscal 2022, we estimate that earned media efforts generated approximately 11.1 billion impressions for our current brands.

Raw Materials, Ingredients and Packaging

We purchase raw materials, including agricultural products, whole milk, animal proteins, tomatoes, cheese, fruit and other ingredients from growers, commodity processors, ingredient suppliers and other food companies located primarily in North America. We also purchase packaging materials, including tubs, caps and lids, trays, labels, corrugated cardboard, cartons and other packaging, from packaging manufacturers located primarily in North America. The principal raw materials we purchase for our products include whole milk, fruit, tubs and lids, cheese, tomatoes, animal proteins, trays and folding cartons. The co-packers we use for production of our Rao’s, Michael Angelo’s and noosa independently schedule and purchase the raw materials, ingredients and packaging they use in manufacturing our products, although we may provide some packaging (such as labels) for our Rao’s co-packers. We purchase the majority of our packaging materials under contracts that include escalator and de-escalator formulas for the purchase of the raw materials used in our packaging, which include resin, paperboard and aluminum.

The profitability of our business relies in substantial part on the prices we and our co-packers pay for these and other raw materials, ingredients and packaging materials, which can fluctuate due to a number of factors, including changes in weather, crop size, cattle cycles, crop disease and crop pests, commodity market fluctuations, such as those caused by supply and demand, costs of carrying stock and inventory and government subsidies, natural disasters and crude oil prices. In addition, certain materials required for the manufacture of our products, such as glass and aluminum, have been or may be impacted by tariffs. The availability and cost of certain raw materials, including resin, aluminum, glass, animal protein, agricultural products and other commodities, have increased resulting in supply constraints to meet demand due to reduced production shifts and labor shortages, among other factors, and have also been adversely impacted by ongoing global geopolitical tensions, including relating to Ukraine.

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

Co-Packing Arrangements

In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. Co-packing arrangements generally offer flexibility and improved speed to market by leveraging equipment and technology already in place. Our co-packer La Regina di San Marzano USA, Inc. (together with its subsidiaries and affiliates, “La Regina”) currently produces the substantial majority of our Rao’s Homemade tomato-based sauce products in Italy and has established a manufacturing facility in Alma, Georgia that uses imported ingredients for the production of our tomato-based sauces. We have entered into an agreement that provides La Regina the exclusive rights to be the third-party supplier of certain of our tomato-based sauce products in the United States. We have the right to purchase the La Regina U.S. facility under certain circumstances. Our U.S. agreement with La Regina has a base term ending December 31, 2031, with five-year extensions (unless three years’ notice of non-renewal is provided), and limits La Regina’s ability to produce products for other brands. Our Italy agreement with La Regina has a base term ending December 31, 2027, with a seven-year extension (unless three years’ notice of non-renewal is provided), and limits La Regina’s ability to produce products for other brands. We also use co-packers located in the United States and Italy to supplement our supply of Rao’s Homemade tomato-based sauce products and for the production of our Rao’s Homestyle tomato-based sauces with meat as well as our Rao’s Homemade Alfredo sauces and Pesto sauces. We use co-packers located in the United States and Canada for our Rao’s Made for Home soups. For our Rao’s Homemade dry pastas, we use a co-packer in Italy. The remainder of our noosa products, including fruit smoothies and gelato, are each produced by different co-packers located in the United States. We may leverage a co-packer located in the United States from time to time to supplement our in-house production of select Michael Angelo’s products.

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

Distribution and Logistics

We distribute our products to our customers’ distribution centers directly from our production facilities, our co-packers’ production facilities or from warehouses operated by third-party logistics (“3PL”) providers. Certain of our customers are also distributors. With respect to the noosa spoonable yogurts that we produce at our Bellvue, Colorado production facility, we distributed approximately 65% by weight directly to our customers in fiscal 2022. With respect to the Rao’s Made for Home and Michael Angelo’s frozen products that we produce at our Austin, Texas production facility, we distributed approximately 25% by weight directly to our customers in fiscal 2022. The remainder of the products we produce in Bellvue, Colorado and Austin, Texas, as well as our noosa drinkable smoothies and certain Rao’s and Michael Angelo’s products are distributed through 3PL warehouses. In addition, some of our customers, including some that are distributors, pick up certain of our products from our 3PL providers’ warehouses or from our co-packers’ production facilities. Customers, including those that are distributors, picked up approximately 85% of our Rao’s shelf-stable products in fiscal 2022. To the extent we do not deliver products directly to customers or customers do not pick up our products, our products are delivered from 3PL warehouses to our customers via common carrier.

Due in part to the different demands of distribution for frozen, refrigerated and shelf-stable products, each of our brands currently utilizes a different 3PL network. We partner with two 3PL providers located in Southern California and one 3PL provider in New Jersey for distribution of our Rao’s products, one 3PL provider located in Fort Morgan, Colorado for distribution of our noosa products and one 3PL provider located in Dallas, Texas for distribution of our Rao’s Made for Home and Michael Angelo’s products. We have warehouse agreements with our 3PL providers that we believe provide us with adequate flexibility and capacity to accommodate incremental product volume.

We also sell and distribute Rao’s shelf-stable products directly to consumers through our website and Amazon.

Research and Development

Innovation, including new product development, is a key component of our growth strategy, which includes extending our product offerings into other categories. A team of food and culinary scientists, food engineers and microbiologists work to develop products to meet identified opportunities. In addition to developing new products, our research and development team regularly reformulates existing products based on advances in ingredients, equipment, materials and technology as well as to facilitate cost reduction initiatives, improve our products and support ownership of recipes. In addition to our Company-sponsored research and development activities, in order to quickly and economically introduce our new products to market or supplement our internal expertise, we may partner with contract manufacturers that make our products according to our formulas or other specifications. We also supplement our internal expertise from time to time with innovation consultants and our ingredient and material suppliers. Our research and development team also provides technical services, providing input on production line design, initial production runs on new equipment and start-up runs for new products at our facilities and some of our co-packers. We completed the improvements to our research and development facility in Austin, Texas in the third quarter of 2022, investing a total of approximately $1.2 million of capital, and we expect that we will continue to build our research and development capabilities in order to support our current brands, any future acquired brands and entrance into new categories.

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

We own or have the rights to use a number of trademarks, brand names and other proprietary rights that are important to our business and consumer awareness of our brands. We own registered trademarks for our principal product brand names in the United States, including “Rao’s,” “Rao’s Homemade,” “Rao’s Homemade Since 1896,” “noosa,” “noosa finest yoghurt” and “Michael Angelo’s,” and various logos used in association with these terms. We have also applied for or obtained trademark registrations for many of our principal product brand names internationally, including in Canada, the European Union, the United Kingdom and select countries in Asia. We own domain names which correspond to our primary brand names, including www.raos.com, www.noosayoghurt.com and www.michaelangelos.com. In addition, we rely on copyrights and proprietary expertise, recipes and formulations, as well as continuing innovation, to develop and maintain our competitive position.

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

Food Safety and Quality Assurance

Food safety and product quality are essential to the successful distribution of our products. Food   safety and product quality begin in the design phase of new products and continue as we establish the supply chain and commercialization of the products. We employ FDA Compliant Food Safety Plans or USDA Compliant Hazard Analysis and Critical Control Points (“HACCP”) for our products at each of our manufacturing facilities. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We use a combination of internal and external quality control laboratories to test certain raw ingredients and materials for qualities, such as the presence of antibiotics in milk and packaging structures, and test finished products for microbiological, nutrient and analytical composition, and packaging performance such as pH value, viscosity and seal integrity. We also conduct on-site assessments of our co-packers to address topics, such as food safety plans, allergen control, ingredients, packaging and product specifications and sanitation.

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

Competing large, multi-brand consumer packaged food companies include B&G Foods, Inc., Barilla Holding S.p.A., Campbell Soup Company, Conagra Brands, Inc., General Mills, Inc., The Hain Celestial Group, Inc., the J.M. Smucker Company, the Kellogg Company, The Kraft Heinz Company, Mizkan Holdings, Nestle S.A. and PepsiCo, Inc. These competitors are large, multinational corporations with substantial financial, marketing, research and development and other resources. Smaller product-focused companies that we compete with include Amy’s Kitchen, G.L. Mezzetta, Inc. and Newman’s Own, Inc. Smaller and more product-focused competitors may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences, and smaller insurgent brands may develop a customer base and consumer loyalty quickly. In addition, we compete against companies focused on dairy and dairy-alternative products, such as Chobani, LLC, Danone S.A., Fage International S.A. and The Lactalis Group.

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

Environmental, Social and Governance

We recognize the importance of Environmental, Social and Governance ("ESG") issues for all of our stakeholders and we are working towards incorporating ESG principles into our business strategies and organizational culture. As a newly public company, we are in the early stages of building our ESG strategy and are using leading ESG and sustainability frameworks and guiding principles, such as the S&P Global Corporate Sustainability Assessment, as well as stakeholder engagement to inform our ESG program.

In 2022, we formed an ESG Steering committee comprised of senior leaders within our organization, which provides guidance on goals and strategies. To ensure that ESG is prioritized throughout our business, the Nominating and Corporate Governance Committee of our Board of Directors provides oversight of our strategy, initiatives, policies, practices and reporting relating to ESG matters.

In 2022, we conducted an ESG materiality report and internal assessment to identify the ESG issues that are most impactful to our business and most important to our stakeholders. The process is helping us to identify key risks and opportunities while maintaining our stakeholder-driven approach. The identification of these risks and opportunities will help to guide our approach to aligning our business and our ESG priorities.

In fiscal year 2023, we plan to release a summary of our preliminary ESG efforts aligned to industry-recognized ESG standards including the key risks and opportunities for us that we identified in our assessment.

Human Capital, Employees and Labor Relations

As of December 31, 2022, we had 690 full-time employees, with 264 salaried employees and 426 hourly employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have never experienced a labor-related work stoppage.

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

Commitment to Diversity, Equity and Inclusion

As of December 31, 2022, approximately 41% of our employees identified as women and approximately 52% of our employees identified as racially diverse.

Further, as of December 31, 2022, approximately 33% of the members of our board of directors (the “Board”) identified as women, and approximately 22% identified as racially diverse.

To improve diversity, equity and inclusion, we interview qualified diverse candidates for open corporate leadership positions and require every employee to attend training on preventing discrimination and harassment.

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
•flex time off;
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

Segments

Our operations are organized into two operating segments, (1) Dinner and Sauces and (2) Breakfast and Snacks. Our Dinner and Sauces operating segment includes Rao’s and Michael Angelo’s and our Breakfast and Snacks operating segment includes noosa and, through the end of fiscal 2022, Birch Benders. Due to similar economic characteristics between the two operating segments, Dinner and Sauces and Breakfast and Snacks are aggregated into one reporting segment. The operating segments are also similar in the following areas: (a) the nature of the products, (b) the nature of the production processes, (c) the methods used to distribute products to customers, (d) the type of customer for the products and (e) the nature of the regulatory environment.

Regulation and Compliance

The manufacture and sale of consumer food products is highly regulated. Our operations are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency and various other federal, state, local and foreign authorities where our products are sold. We are also subject to laws regulating labor and employment; advertising and privacy; health and safety; and laws affecting operations outside of the United States, including anti-bribery laws, such as the FCPA.

Food-Related Regulations

As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA for seafood products, as well as the Federal Meat Inspection Act, Poultry Products Inspection Act and regulations promulgated thereunder by the USDA for meat and poultry products. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. Both the FDA and the USDA regulate manufacturing practices for foods through food safety regulations, specify the standards of identity for certain foods, including many of the products we sell, and prescribe the format and content of certain information required to appear on food product labels. Our manufacturing facility in Austin, Texas is subject to regular inspection by the USDA, and our products containing meat and poultry are subject to USDA regulation. The USDA has jurisdiction over our Rao’s Homemade, Rao’s Made for Home, Rao’s Homestyle and Michael Angelo’s sauces, soups and frozen entrées containing at least 3% raw or 2% cooked meat or poultry, and our and our U.S. co-packers’ facilities producing these products are subject to inspection by the USDA, with an inspector regularly present in our establishment when it is producing meat or poultry products. The FDA has jurisdiction over all of our other products with less than 3% raw or 2% cooked meat or poultry content and conducts inspections on a more intermittent basis.

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

Labeling and Packaging Regulations

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

Employee Safety Regulations

We are subject to certain occupational health and safety laws, regulations and directives, including regulations issued pursuant to the U.S. Occupational Safety and Health Act, which require us to comply with certain manufacturing safety standards to protect our employees from accidents and injuries. Our operations are subject to various federal, state and local standards and requirements, which may change rapidly and with little notice.

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

Company Website and Available Information

Our primary corporate website can be found at www.sovosbrands.com. We make available free of charge at the Investors portion of this website (under the "Investors—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our proxy statements. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (the “SEC”). We use our corporate website and the Investor Relations portion of this website and our social media accounts, including Facebook, Instagram and Twitter, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website, any alerts and social media channels are not, however, a part of this Annual Report on Form 10-K.

All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the SEC.

Information About Our Executive Officers.

The names, ages (as of March 8, 2023), current positions and background information of our executive officers are included below.

Name	Age	Position
Todd R. Lachman	59	Founder, President and Chief Executive Officer; Director
Christopher W. Hall	62	Chief Financial Officer
E. Yuri Hermida	49	Chief Growth Officer
Kirk A. Jensen	48	Chief Operating Officer
Wendy K. Behr	54	Chief Research and Development Officer
Risa Cretella	43	Chief Sales Officer
Katie J. Gvazdinskas	44	Chief Human Resources Officer
Isobel A. Jones	55	Chief Legal Officer and General Counsel; Secretary
Lisa Y. O'Driscoll	49	Chief Administrative Officer

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

E. Yuri Hermida has served as our Chief Growth Officer since October 2022. Prior to joining Sovos, Mr. Hermida served as an executive vice president of Reckitt from September 2020 to September 2022, overseeing the North American hygiene business and served as the regional director for Central Eastern Europe from January 2019 to August 2020. Prior to January 2019, Mr. Hermida held various positions at Procter and Gamble from August 1996 to October 2018, including country manager for the Malaysia and Singapore regions, general manager of Baby Care for the Greater China region, and vice president of Feminine and Baby Care for North America. He earned his B.A. in industrial engineering from ITESM University in Mexico City.

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

Wendy K. Behr has served as our Chief R&D Officer since October 2020. Prior to joining Sovos, from September 2019 to October 2020, Ms. Behr served as product and supply innovation consultant of Concept to Commercialization Integrated Solutions, a growth and innovation business consultancy. Ms. Behr served as vice president, coffee R&D and packaging innovation of Keurig Dr. Pepper Inc., a beverage company, from February 2018 to October 2019 and senior vice president, R&D and corporate sustainability of WhiteWave Foods Company, a consumer packaged food and beverage company, from January 2013 to December 2017. Prior to January 2013, Ms. Behr held various positions for Diageo plc, Kraft Foods, Inc. and Givaudan Roure. She earned her B.S.in chemical engineering from the University of Illinois, her M.S. in nutrition science and public policy and her graduate certificate in sustainable agriculture and food systems both from Tufts University.

Risa Cretella has served as our Chief Sales Officer since February 2023. Ms. Cretella also served as our Executive Vice President and Group General Manager for our Dinner and Sauces operating segment from April 2020 to January 2023 And from September 2018 until March 2020, Ms. Cretella served as our Senior Vice President, Group Manager. Ms. Cretella joined us as General Manager, Rao’s Homemade in April 2018. Prior to joining Sovos, Ms. Cretella served as senior vice president of marketing and frozen leadership brands and held various other management positions for Pinnacle Foods, Inc., a manufacturer, marketer and distributor of high-quality branded food products, from January 2013 to March 2018. Prior to January 2013, Ms. Cretella held various positions for the J.M. Smucker Company. She earned her B.A. in marketing from the University of Notre Dame and her M.B.A. from Kent State University.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties including those described at length below. These risks include, among others, the following which we consider to be our most material risks:

●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	geopolitical tensions, including relating to Ukraine;
●	the COVID-19 pandemic and associated effects;
●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	erosion of the reputation of one or more of our brands;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of December 31, 2022 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement;
●	the interests of our majority stockholder may differ from those of public stockholders.

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

We rely upon co-packers for a significant portion of our manufacturing needs. Our success depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of high-quality, fiscally stable co-packers in the industry with the equipment and operational capabilities required to make our products, and many of our co-packing agreements do not include purchase or supply minimums. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, or if co-packers experience increased costs, capacity issues or disruptions, production of our products may be more costly or delayed or postponed and/or the availability of some of our products may be reduced or delayed. To meet certain service level minimums for our customers and avoid financial penalties that could result from a failure to meet such minimums under our agreements with customers, we may, or from time to time have, incurred additional expenses, including accepting higher co-packer charges and paying premiums for faster, more expensive transportation methods or agreeing to production premiums with our co-packers.

In addition, we rely on La Regina, a third-party co-packer, for the substantial majority of our Rao’s Homemade sauce products. La Regina currently produces our Rao’s Homemade sauce products in Italy and the United States. Any disruption to La Regina’s production or delivery of our Rao’s Homemade sauce products, whether due to the political environment, global geopolitical tensions (including related to Ukraine), agricultural disasters or pestilence, issues with production (including the effects of inflation on ingredient and other costs), events affecting ports in Italy or the United States or otherwise, could have a material adverse effect on our business, financial condition and results of operations. To facilitate La Regina’s establishment of the U.S. production location in Alma, Georgia, we agreed to provide La Regina with exclusivity for the third-party production of certain of our products. However, because the Alma, Georgia production location uses tomatoes from Italy for the production of our Rao’s Homemade and Rao’s Homestyle sauce products, production in Georgia may still be impacted by events affecting La Regina in Italy. We have, from time to time, made certain concessions to La Regina including accepting various surcharges, and paying for our products more quickly than required under our contract and we may make similar or other concessions in the future. La Regina is also our landlord for a distribution center that we opened in Alma, Georgia. In the event of a breach by La Regina of the U.S supply agreement, we have a right to purchase the facility in Alma, Georgia at cost, including the underlying real property, fixtures and equipment; however, we may encounter difficulties or delays with the exercise of the right to purchase or with assuming the operations at the Alma, Georgia facility. If our relationship with La Regina deteriorates, or if La Regina experiences financial, operational or other issues, we would be required to make alternative arrangements to produce Rao’s Homemade sauce products, such as assuming manufacturing operations on our own, developing our own internal manufacturing capabilities or finding one or more alternative co-packing arrangements, which may be costly or time-consuming to complete. If such an event were to occur, and we were unable to find alternative arrangements in a timely manner or on satisfactory terms, it could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase raw materials, including agricultural products, whole milk, flour, tomatoes, cheese, chicken and meat and fruit from growers, commodity processors, ingredient suppliers and other food companies located primarily in the United States. We also purchase packaging materials, including glass jars, foils, tubs, caps and lids, trays, labels, cardboard, cartons and other packaging, from global packaging manufacturers. Our co-manufacturers also purchase ingredients and packaging materials and can pass along cost increases to us subject, in some instances, to certain contractual limitations. Ingredients and packaging materials are subject to increases in price attributable to a number of factors, including disruptions in supply, global geopolitical tensions, other political unrest, tariffs, sanctions, trade disputes, drought and excessive rain, fire, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. We have been and continue to be particularly vulnerable to agricultural disasters or pestilence resulting in price increases associated with the tomato crops in Italy and the United States, the eggplant crop in the United States and Mexico, egg production in the United States, the production of milk in the United States, honey production in the United States and Canada and fruit crop supply because of our and our co-packers’ large purchases of these materials. Crop disease or other crop failures and crop pests, such as insects, plant diseases and fungi, as well as herd and flock diseases, such as mad cow disease, swine influenza and avian influenza, and issues impacting pollinators and bee colonies, could impact the cost and availability of the agricultural products, animal proteins and eggs used in our products. Factors associated with the COVID-19 pandemic have resulted in increased demand for and disrupted supply of some ingredients and packaging materials. Factors associated with global geopolitical tensions, including relating to Ukraine, have also disrupted packaging and other supplies and increased costs. We expect factors associated with COVID-19 and global geopolitical tensions to continue to impact our business and may become more acute, particularly with respect to oil and its related impact on transportation and logistics costs as well as resin costs. Fluctuations in commodity prices can lead to retail price volatility and increased price competition and can influence consumer and trade buying patterns.

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

Further, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Over the past 18 months we increased prices for nearly all of the products in our portfolio which could adversely impact demand and sales. We may implement additional price increases in the future, including multiple price increases in a fiscal year, and we may not be able to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains. To the extent we are unable to offset present and future cost increases related to the production and distribution of our products, it could have a material adverse effect on our business, financial condition and results of operations.

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

We compete with a significant number of companies of varying sizes, including large multi-brand consumer packaged food companies, smaller product-focused companies, emerging companies and dairy products- and dairy alternative-focused companies. Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. Many of these large multi-brand competitors have substantial financial, marketing, research and development and other resources and we may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors. Competing large multi-brand consumer packaged food companies, including B&G Foods, Inc., Barilla Holding S.p.A., Campbell Soup Company, Conagra Brands, Inc., General Mills, Inc., The Hain Celestial Group, Inc., the J.M. Smucker Company, the Kellogg Company, The Kraft Heinz Company, Mizkan Holdings, Nestle S.A. and PepsiCo, Inc. may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with smaller and more product-focused companies, including Amy’s Kitchen, G.L. Mezzetta, Inc. and Newman’s Own, Inc., which may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences. Smaller insurgent brands we compete with may develop a customer base and consumer loyalty quickly. In addition, we compete against companies focused on dairy and dairy-alternative products, such as Chobani, LLC, Danone S.A., Fage International S.A. and The Lactalis Group.

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

In fiscal 2022, our largest customers, Costco, Walmart and UNFI, accounted for approximately 17%, 13% and 10%, respectively, of our gross sales, and our top five largest customers together accounted for approximately 53% of our gross sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us and make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. As the retail grocery trade continues to consolidate and our customers grow larger and become more sophisticated, our customers may demand lower pricing, increased promotional programs, increased deductions and allowances and consistent terms or a single ordering system. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms, as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

Further, our customers are seeking to improve their profitability through improving efficiency, reducing their inventories, changing their shelf sets, reducing the number of brands they carry and increasing their emphasis on products that hold either the number one or number two market position and increasing their reliance on private label products, their own brand name products and generic and other economy brands. A focus by our customers on ensuring shelf space for the most popular products to avoid out-of-stocks has accelerated and may continue to accelerate. If we fail to use our sales and marketing expertise to maintain and grow retail shelf space or priority for our products, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, it could have a material adverse effect on our business, financial condition and results of operations.

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

Any changes in the laws and regulations to which we or our co-packers and other suppliers are subject, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted, could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, adversely impact how we are able to market our products, require us to change or reformulate products or expose us to additional risk of liabilities and claims. For example, if FDA or other regulations restrict us from labeling and marketing certain product attributes, we may be unable to effectively reach our target consumer for certain of our products or promote what we believe to be the key differentiating attributes for those products. Failure by us or our co-packers and other suppliers to comply with applicable laws and regulations, including future laws and regulations, could subject us to lawsuits, administrative penalties and civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition and results of operations. We and our co-packers have recently experienced minor voluntary recalls and product withdrawals as a result of our co-packers’ failure to properly label soup and condiment products.

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

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, fires, hurricanes, earthquakes, extreme temperature events, volcanic eruptions, pestilence or health pandemics, such as the COVID-19 pandemic, have affected and may affect in the future the supply of the raw materials that we (or our co-packers) use for our products, our manufacturing facilities, our operations or the operations of third-party co-packers, transportation companies or retailers or access to ports used to import our products. For example, our yogurt plant in Colorado, which is the sole manufacturing location of our noosa spoonable yogurts, is located in a region which is affected by fires, and production at our Texas facility was temporarily interrupted in March 2022 and February 2021 due to severe weather conditions. La Regina, the third-party co-packer that produces the substantial majority of our Rao’s Homemade sauce products, is located near Mount Vesuvius, an active volcano. Additionally, earthquakes in California, where some of our key personnel reside, could result in office closures or impact the communications infrastructure, impacting the ability of key personnel to operate our business. Competing manufacturers and co-packers may be affected differently by weather conditions, natural disasters or other natural events, depending on the location of their supplies and facilities. If our supplies of ingredients, packaging materials or finished goods are delayed or reduced, or if our or our co-packers’ manufacturing or 3PL distribution centers’ capabilities are disrupted, we may not be able to find adequate supplemental supply sources, alternative manufacturers or distribution resources on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, water scarcity or legal, regulatory or market measures to address climate change or water scarcity could have a material adverse effect on our business, financial condition and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as dairy products, animal proteins, tomatoes, fruit, honey and eggplant. For example, we rely on the successful harvest of tomatoes in both the United States and Italy and purchase large quantities of eggplant, and tomato or eggplant crop sizes and quality could be adversely impacted by climate change, which in turn could harm our supply of raw materials, increase our cost of transporting and storing raw materials or disrupt the production of our products. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules. In addition, our operations and the operations of our co-packers are dependent on the availability of water. As a result of climate change, we or our co-packers may be subject to decreased availability or less favorable pricing for water, which could impact our or their manufacturing or other operations.

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

Our business is subject to an increasing focus on sustainability matters.

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Further, developing and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. These SEC proposals relate to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively affect our financial results.

We may not be able to effectively manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

Our rapid growth has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, supply chain, quality control, regulatory support, customer service, sales force management and general and financial administration. As we continue to grow, we will need to continue building our operational, financial and management controls as well as our reporting systems and procedures. Managing our planned growth effectively may require us to:

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

Our business is primarily focused on sales of premium, on-trend and high-quality products, and a future decrease in consumer demand for such products could have a material adverse effect on our business, financial condition and results of operations. Consumer demand could change based on a number of possible factors, including dietary and nutritional values and lifestyle habits, such as a potential shift away from eating at home; concerns regarding the health effects of ingredients; product packaging preferences; and factors associated with an economic downturn, such as increased unemployment, decreases in disposable income and declines in consumer confidence. While we continue to diversify our product offerings, developing new products entails risks. A failure to offer products that consumers want to buy, accurately predict which shifts in consumer preferences will be long-lasting or introduce new and improved products to satisfy those preferences could have a material adverse effect on our business, financial condition and results of operations. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. A failure to anticipate and respond to changes in consumer preferences or a significant shift in consumer demand away from our products could reduce the sales of our brands or our market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns and inflation could limit consumer and customer demand for our products.

The willingness of consumers to purchase our products depends in part on local, national and global economic conditions, including rates of inflation and the existence or expectation of a recessionary period. Deteriorating economic and political conditions in our major markets, such as increases in inflation, increased unemployment, decreases in disposable income and declines in consumer confidence, whether as a result of a pandemic, geopolitical tensions or other factors, could cause a decrease in demand for our overall product set, higher priced products.

In an economic downturn such as a recession or inflationary environment, consumers have been purchasing and may continue to purchase more generic, private label and other products that are lower in price than our products and may forego certain purchases altogether. Consumers may reduce the number of premium products that they purchase where there are mid-tier alternatives, given that premium products generally have higher retail prices than their mid-tier counterparts. Due to changes in consumer demand, we could experience a reduction in sales, a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. Our customers may also become more conservative in response to these conditions and seek to reduce their inventories or change their shelf sets to prioritize lower-price products. In addition, as a result of economic conditions, competition or customer actions, we may be unable to raise our prices sufficiently to protect margins. The impacts of an economic downturn, recession, inflation or a pandemic may be greater than we expect, and demand for our products may not meet our expectations in the future. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn and inflation. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and could have a material adverse effect on our business, financial condition and results of operations.

A substantial amount of our net sales and EBITDA comes from our Dinner and Sauces operating segment, and a slow-down or decrease in sales of Rao’s sauce products could have a material adverse effect on our business, financial condition and results of operations.

A substantial amount of our net sales is derived from our Dinner and Sauces operating segment. Sales of products in our Dinner and Sauces operating segment, which includes our Rao’s sauce products, represented approximately 75% of our net sales in fiscal 2022. We believe that sales of products in our Dinner and Sauces operating segment will continue to constitute a substantial amount of our net sales for the foreseeable future. If we gain or maintain our market share in the market for products in our Dinner and Sauces operating segment, such as our Rao’s sauce products, competitors, including companies with greater resources and more substantial operations than us, could respond by increasing competition in this market. Our business, financial condition and results of operations would be harmed by a decline in the market for products in our Dinner and Sauces operating segment, increased competition in the market for those products, disruptions in our ability to procure those products (whether due to manufacturer inability, supply chain failures or otherwise) or our failure or inability to provide sufficient investment to support and market, promote and display those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.

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

Financial market disruptions and tightening of the credit markets expose us to additional credit risks from customers and supply risks from suppliers and co-packers.

Any future financial market disruptions or tightening of the credit markets could cause our customers to experience a significant decline in profits and/or reduced liquidity, and a significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and limit our ability to collect receivables. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

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

We expect to pursue new acquisitions over time. However, we may be unable to identify and consummate additional acquisitions, and we may incur significant transaction costs for acquisitions that we do not complete. Brands are often sold through an auction process, and although we may invest significant resources and devote considerable amounts of time to the auction process, we may not be the winning bidder.

In addition, we may not successfully integrate and manage brands that we acquire or achieve anticipated cost savings and targeted synergies from acquisitions in the timeframe we anticipate or at all. Acquisitions involve numerous risks, including difficulties in assimilating and realizing targeted synergies in the sales, distribution, purchasing, manufacturing and warehousing capabilities of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. We did not realize the expected benefits from acquisitions which depended, in part, on our ability to attain the projected growth opportunities and cost synergies as a result of the acquisition. Our projections and assumptions may not be reliable or accurate and may be impacted by uncertainties. Projected growth opportunities could require a greater-than-anticipated amount of trade and promotional spending. There can be no assurance that we will successfully or efficiently integrate any brands that we may acquire in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. Future acquisitions by us could also result in our issuing additional equity securities, which could be dilutive to our then existing stockholders, as well as incurring substantial additional indebtedness, exposure to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Erosion of the reputation of one or more of our brands could have a material adverse effect on our business, financial condition and results of operations.

Maintaining and continually enhancing the value of our brands is critical to the success of our business, and consumer perceptions have a significant impact on the value of our brands. Our reputation could be adversely impacted by any of the following, or by negative publicity (whether or not valid) relating thereto: the failure to maintain high standards for the quality of our products; concerns about food safety, product recalls or other issues, such as product contamination, mislabeling or tampering; the failure to meet ethical, social and environmental expectations or standards for all of our operations, activities, employees or co-packers; the failure to achieve any stated goals with respect to the nutritional or ingredient profile of our products; the loss of third-party certifications for certain of our products as, for example, “Kosher” or “rBST free milk;” our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use and waste management. A failure to comply with laws and regulations, maintain an effective system of internal controls or provide accurate and timely financial information could also hurt our reputation.

In particular, a significant product recall or any assertion that our products caused injury, illness or death could result in negative publicity, damage to our reputation with existing and potential customers or our brand image and loss of customer and consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category or customers may cancel orders for such products as a result of such events. A major product recall, such as a recall affecting Rao’s sauce products, could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time, and we could suffer losses from a significant adverse product liability judgment. We recently experienced minor voluntary recalls and a product withdrawal affecting Rao’s soup and condiment products as a result of our co-packers’ failure to properly label the affected products.

Further, the widespread use of social and digital media by consumers has increased the speed and extent that information or misinformation and opinions can be shared, and negative posts or comments about us or our brands, employees, co-packers, products or packaging on social or digital media could seriously damage the value of our brands. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. If we fail to adequately respond to any consumer concerns, we could suffer lost sales and damage our brand image or our reputation. Publicity concerning the health implications of food products generally, or changes in public perception of certain ingredients, packaging or food products, could negatively influence consumer perception and acceptance of our products and marketing programs. Damage to our reputation or loss of consumer confidence in the safety or quality our products for any of these or other reasons could result in decreased demand for our products, harm our ability to maintain premium pricing over private label products and have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

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

Our total assets include substantial goodwill and intangible assets, such as tradenames and trademarks. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when indicators of impairment exist. The goodwill and indefinite-lived intangible impairment test involves either a qualitative evaluation or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry-, company- and brand- specific factors and historical company and brand performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit or indefinite-lived asset is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach to assess goodwill for impairment, we compare the fair value of the reporting unit to the carrying amount, including goodwill. For indefinite-lived intangible assets, impairment is assessed by comparing the fair value of the asset with its carrying value. In addition, we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the estimated fair value of the reporting unit or indefinite-lived asset is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit or indefinite-lived asset is judgmental in nature and involves the use of significant estimates and assumptions. Factors, such as future adverse changes in market conditions or poor operating results of these underlying assets, could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby requiring impairment charges in the future. If operating results for any of our brands, including brands that we may acquire in the future, deteriorate or fail to meet our projections or expectations, we may be required to record non-cash impairment charges to goodwill and intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or intangible assets are impaired, though such determination would result in a non-cash charge to operations, could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, the NASDAQ listing requirements and the covenants under our debt agreement regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults, cross-defaults and accelerations under our debt agreement to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

A global pandemic or other world health crisis (e.g., COVID-19) and associated responses could have a material adverse effect on our business, including supply and distribution disruptions and increased costs, financial condition and results of operations.

A global pandemic or other world health crisis has and may continue to have significant impact on economic activity and markets throughout the world. Governmental authorities may implement measures in an attempt to contain a virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns, which may disrupt supply chains. The impact and associated responses of a pandemic or other world health crisis could have a material adverse effect on our business, financial condition and results of operations in a number of ways, including but not limited to:

●	the failure of third parties on which we rely, including but not limited to third parties that supply our co-packed products, raw materials, packaging materials and other necessary operating materials, to meet their obligations to us, or significant disruptions in their ability to do so;
●	increased costs and limited supply as well as a strain on our supply chain, which could result from continued increased customer and consumer demand for our products;
●	a disruption to our distribution capabilities or to our distribution channels or increased transportation and distribution costs, including those of our suppliers, co-packers, logistics service providers or third-party distributors;
●	the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, decrease in demand due to the easing of governmental authority restrictions and business closings or decrease in pantry-loading activity; and
●	a shift in consumer spending as a result of an economic downturn could result in consumers purchasing more generic, private label or lower-price products or foregoing certain purchases altogether.

These and other impacts of a pandemic or other world health crisis could also have the effect of heightening many of the other risk factors included in this section. The ultimate impact of a pandemic or other world health crisis depends on the severity and duration and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could have a material adverse effect on our business, financial condition and results of operations.

We have related party transactions which present possible conflicts of interest.

We have engaged in related party transactions with our directors or related entities. For example, the Bellvue, Colorado facility where we manufacture all of our noosa spoonable yogurts is owned indirectly by Robert L. Graves, a member of our Board, and leased pursuant to a facilities lease agreement and a ground lease agreement that each expire on December 31, 2027 and contain options for extension for a total of 15 additional two-year extensions. In addition, the close proximity of our employees to the employees of Mr. Graves’ manufacturing facility and the interrelatedness of our operations with the operations of Mr. Graves’ manufacturing facility could expose us to risks or influence our business decisions. In all related party transactions, there is a risk that a related party’s influence may be such that the transaction terms could be viewed as favorable to that related party, even if we strive to ensure that the terms of the transaction are arms-length. The appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

Failure by us, or the third-party partners on which we rely, to maintain good employee relations could have a material adverse effect on our business, financial condition and results of operations.

We have approximately 690 employees. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our employees could harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, we rely on third parties whose employees may be, or may elect to be, represented by labor unions, and such disruptions in their operations could in turn have a material adverse effect on our business, financial condition and results of operations. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates among our employee base or the employee base of the third parties on which we rely, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our business, financial condition and results of operations. Failure to maintain good relations with our employees, or the failure of third parties on which we rely to maintain good relations with their employees, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Distribution and Manufacturing

A significant portion of our products are sourced from a single manufacturing site, which means disruption in, or capacity constraints affecting, our or our co-packers’ operations for any number of reasons could have a material adverse effect on our business, financial condition and results of operations.

Our products are manufactured at several different manufacturing facilities, including our two manufacturing facilities and manufacturing facilities operated by our co-packers, but in most cases, individual products are produced only at a single location. We produce all noosa spoonable yogurts at our Bellvue, Colorado manufacturing facility and all Rao’s Made for Home and Michael Angelo’s frozen products at our Austin, Texas manufacturing facility. We may leverage a co-packer from time to time to supplement our in-house production of select Michael Angelo’s products. The substantial majority of our Rao’s Homemade sauce products are produced at a single La Regina facility in Italy, the majority of our Rao’s Made for Home soup products are produced at a single location in Canada and our noosa smoothies and gelato are co-packed at facilities in Flemington, New Jersey and Akron, New York. If any of these manufacturing locations experiences a disruption for any reason, including but not limited to work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, power failure or weather-related condition or natural disaster, including fire, earthquake, extreme temperatures, volcanic eruption or flooding, or issues associated with efforts to increase manufacturing capacity or improve manufacturing efficiency, this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this disruption could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party warehouse and transportation providers in the distribution of our products.

Our success depends, in part, on dependable and cost-effective storage and transportation systems and a strong distribution network. We utilize third-party warehouse and transportation providers for these services, and the costs of these services could increase due to factors outside of our control. For example, factors associated with the COVID-19 pandemic and other factors have resulted in increased demand for transportation and increased transportation costs. Further, international shipping to the United States has been disrupted and delayed due to congestion in international ports. Third-party warehouse and transportation providers are also subject to numerous cost pressures, including costs associated with fuel, labor and inflation, and may seek to pass these increased costs on to us. Global geopolitical tensions, including relating to Ukraine, have impacted oil prices and consequently our and our third-party providers’ transportation and logistics costs.  We expect these cost increases, which may become more acute, to continue to impact our business.

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

Risks Related to Information Technology and Intellectual Property

We may be adversely impacted by a disruption, failure or security breach of our information technology infrastructure or failure to comply with privacy laws.

Our information technology systems are critically important to our business operations. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, manage a variety of business processes and activities (including our manufacturing, financial, logistics, sales, marketing and administrative functions), communicate internally and externally with customers, suppliers, carriers and others and comply with regulatory, legal and tax requirements. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers, and we have become more reliant on mobile devices, remote communication and other technologies. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to factors outside of our control, including failures during the process of upgrading or replacing software, databases or components thereof, maintenance or security issues or errors, issues with migration of applications to the “cloud,” power outages, hardware or software failures, cyberattacks and other cyber incidents, telecommunication failures, denial of service, user errors, natural disasters, terrorist attacks or other catastrophic events.

If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, our information technology systems are subject to attack or other security breaches (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations.

Cyberattacks and other cyber incidents are occurring more frequently in the United States, constantly evolving in nature, becoming more sophisticated and being made by various groups and individuals with a wide range of expertise and motives. Cyberattacks may increase as a result of Russian tensions with the West. The decentralized nature of our operations and our increased reliance on our information technology systems due to many employees working remotely could increase our vulnerability to cyberattacks and other cyber incidents. We have experienced threats to our data and systems and although we have not experienced a material incident to date, there can be no assurance that existing measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

Our First Lien Credit Agreement uses LIBOR as a reference rate. The financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is calculated by short-term repurchase agreements, backed by Treasury securities. The First Lien Credit Agreement may be amended by the Borrower and the Administrative Agent to replace LIBOR with an alternate benchmark rate (which may be SOFR) upon or prior to June 30, 2023, which amendment shall become effective on the fifth business day after the Administrative Agent has provided such proposed amendment to the lenders, so long as the Administrative Agent has not received written notice of objection to such amendment from the lenders constituting the Required Lender (as defined in the First Lien Credit Agreement). The transition from LIBOR may cause us to incur increased costs and additional risk. In connection with the LIBOR discontinuation, some or all of the loans under our First Lien Credit Agreement may use alternate base rate as a reference rate. The alternate benchmark rate could be higher and more volatile than LIBOR prior to its discontinuance. At this time, due to the evolving market for accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity, our interest expense or the value of the loans under our First Lien Credit Agreement.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The total principal amount of debt outstanding under our First Lien Credit Agreement, excluding unamortized debt issuance costs, as of December 31, 2022 was $480.8 million. Our indebtedness could have significant effects on our business, such as:

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

Current and future financial market disruptions or tightening of the credit markets or interest rate increases may make it more difficult for us to obtain financing on terms we find acceptable for acquisitions or other purposes or increase the cost of obtaining financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic and political conditions and other factors beyond our control. For example, the Federal Reserve has indicated that it intends to continue increasing interest rates. In addition, our future borrowing costs may be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics, such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing when needed or on terms we find acceptable. Limited access to or increased cost associated with financing acquisitions may limit our ability to acquire additional brands, which could have a material adverse effect on our business, financial condition and results of operations.

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

Any future debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue debt securities, the debt holders would have rights to make claims on our assets senior to the rights of our holders of our common stock. The issuance of additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may have a material adverse effect on the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute the value of their investment in us.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2022, Advent indirectly beneficially owns approximately 53% of our outstanding common stock. As a result, Advent indirectly beneficially owns shares sufficient to secure majority votes on all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Advent may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control. Also, Advent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

As a controlled company, we are not subject to all of the corporate governance rules of NASDAQ.

We are currently considered a “controlled company” under the rules of NASDAQ. Controlled companies are exempt from certain NASDAQ corporate governance rules requiring that listed companies have (i) a majority of their board of directors consist of “independent” directors under the listing standards of NASDAQ, (ii) an audit committee composed (at all times of) entirely of independent directors and a written audit committee charter meeting the NASDAQ requirements and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of NASDAQ. Although we are eligible to use some or all these exemptions, our Board is comprised of a majority of independent directors, our audit committee, compensation committee and nominating and corporate governance committee consist entirely of independent directors and such committees will conduct annual performance evaluations. However, if we are to use some or all of these exemptions in the future, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

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

Shares of our common stock have experienced and may continue to experience significant trading volatility. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock may fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	variations in our quarterly or annual results of operations;
●	changes in our earnings estimates (if provided) or differences between our actual results of operations and those expected by investors and analysts;
●	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;
●	additions or departures of key management personnel;
●	any increased indebtedness we may incur in the future;
●	announcements by us or others and developments affecting us;
●	actions by institutional stockholders;
●	litigation, governmental investigations and product recalls;
●	legislative or regulatory changes;
●	judicial pronouncements interpreting laws and regulations;
●	changes in government programs;
●	changes in market valuations of similar companies;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
●	general market, political and economic conditions, including local conditions in the markets in which we operate, as well as global geopolitical tensions.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual financial performance. The stock market in general has from time-to-time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of December 31, 2022, we have 100,967,910 shares of common stock outstanding. Of our issued and outstanding shares, all 36,609,100 shares of common stock sold in our initial public offering and secondary are freely transferable, except for any shares purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and any shares purchased by our directors, officers or vice presidents in our reserved share program in connection with our IPO. As of December 31, 2022, approximately 53% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of the Securities Act.

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

As of December 31, 2022, we have an aggregate of 389,284,513 shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plan. We may issue all these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any common stock in connection with any equity incentive plan or otherwise would dilute the percentage ownership held by current investors.

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

Our management team and other personnel devote a substantial amount of time to compliance initiatives, and we may not successfully or efficiently manage our efforts to comply with the requirements of being a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we have undertaken and will continue to undertake various actions, such as implementing internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

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

We could remain an emerging growth company for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Louisville, Colorado. In addition, we have office locations in Berkeley, California and Montclair, New Jersey. Our manufacturing locations are in Austin, Texas and Bellvue, Colorado. We believe that our manufacturing facilities have sufficient capacity to accommodate our planned growth. All of our offices and facilities are leased.

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

There were approximately 36 stockholders of record of our common stock as of March 3, 2023.

Dividends

We currently do not intend to pay dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may choose to pay dividends. In June 2021, we used the proceeds of the Initial First Lien Term Loans and the Initial Second Lien Loans (as defined herein) to repay the full amounts outstanding under our Senior Credit Facilities (as defined herein) and finance a dividend of $400.0 million to the sole stockholder of Sovos Brands Intermediate, Inc. (“Sovos Intermediate”), which was ultimately distributed to the limited partners of Sovos Brands Limited Partnership (the “Limited Partnership”).

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

Any future determination to pay dividends will be at the discretion of our Board and will take into account:

•restrictions in our debt instruments, including our First Lien Credit Agreement;
•general economic business conditions;
•our earnings, financial condition, and results of operations;
•our capital requirements;
•our prospects;
•legal restrictions; and
•such other factors as our Board may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following stock performance graph compares the outstanding stock from issuance of SOVO, September 22, 2021, through December 31, 2022 (the last day of our fiscal year), in the cumulative total value of $100 hypothetically invested in each of (i) Sovos Brands, Inc. common stock; (ii) the Russell 2000 Index; and (iii) the S&P Composite 1500 Packaged Foods & Meats Index.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Sovos Brands, Inc., the Russell 2000 Index
and the S&P Composite 1500 Packaged Foods & Meats Index

$140
$120
$100
$80
$60
$40
$20
$0
9/22/21
12/25/21
12/31/22
Sovos Brands, Inc.
Russell 2000
S&P Composite 1500 Packaged Foods & Meats

*$100 invested on 9/22/21 in stock or 8/31/21 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Performance Graph Data

	September 22, 2021	December 25, 2021	December 31, 2022

Sovos Brands, Inc.	$100.00	$115.92	$119.75
Russell 2000	100.00	99.13	78.87
S&P Composite 1500 Packaged Foods & Meats	100.00	108.08	116.91

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements we make regarding the outlook for our future business and financial performance.

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

Overview

We are one of the fastest growing food companies of scale in the United States over the past two years, focused on growth of disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. Our current brands, Rao’s, Michael Angelo’s and noosa are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate, and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

On December 30, 2022, we completed our divestiture of Birch Benders which included the sale of the brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P.

Inflationary Environment and Impact of COVID-19

In fiscal 2022, we experienced increased cost of sales, as a percentage of net sales, driven by increased costs for raw materials, packaging, logistics, labor and energy. Since the price increase announcements made in late fiscal 2021, we have continued to experience increased inflationary pressure and volatility, and accordingly, we announced additional price increases during fiscal 2022. In addition, to assist in partially mitigating inflation, we continue to target reduced trade spending, seeking to remove our least efficient promotions and drive net price increases, and execute various productivity and cost savings initiatives within our manufacturing and logistics network.

We experienced relatively consistent year-over-year inflation throughout fiscal 2022. Consistent with the consumer-packaged food industry, we experienced cost increases in several raw and packaging materials in addition to higher logistics, including ocean freight, labor and co-manufacturing cost. As a result, we have and will continue to closely monitor our pricing and have announced additional price increases in fiscal 2023.

We expect to develop additional initiatives to partially mitigate inflationary pressure on top of the various productivity initiatives implemented and in progress. Some of our ongoing supply chain initiatives today include: the further automation of our own production facilities, optimization of our co-manufacturing and distribution networks, product and packaging value engineering and competitive procurement actions. Collectively, we expect the increases in costs to be partially mitigated in fiscal 2023 by the pricing actions, productivity initiatives and trade efficiencies.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and any resulting macroeconomic trends or governmental and other measures or changes. The global impact of the COVID-19 pandemic continues to evolve, and we continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on prioritizing the health of our employees while seeking to maintain the continuity of our product supply throughout the supply chain. We benefited from changes in consumer shopping and consumption patterns during the COVID-19 pandemic, including increases of in-home consumption and trial of our products, resulting in increased household penetration of our brands. As a result of the strong demand for our products and intermittent supply chain disruptions, we faced continued challenges to meet our expected customer service levels in fiscal 2022.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax (expense), reported effective tax rate to adjusted effective tax rate, net income (loss) to adjusted net income and diluted earnings (loss) per share to diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2022 and 2021. For a comparison of our results of operations and financial condition for fiscal years 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K filed with the SEC on March 15, 2022.

Comparison of Results for the Fiscal Years Ended December 31, 2022 and December 25, 2021

The following table presents, for the periods indicated, selected information from our Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Fiscal Year Ended		Fiscal Year Ended		Increase / (Decrease)
(In thousands, except share and per share data)	December 31, 2022	% of Net sales	December 25, 2021	% of Net sales	$ Change	% Change

Net sales	$878,371	100.0%	$719,186	100.0%	$159,185	22.1%
Cost of sales	631,706	71.9%	498,394	69.3%	133,312	26.7%
Gross profit	246,665	28.1%	220,792	30.7%	25,873	11.7%
Operating expenses:
Selling, general and administrative	163,025	18.6%	135,060	18.8%	27,965	20.7%
Depreciation and amortization	28,785	3.3%	28,871	4.0%	(86)	(0.3)%
Loss on asset sale	51,291	5.8%	—	—%	51,291	NM %
Impairment of goodwill	42,052	4.8%	—	—%	42,052	NM %
Loss on extinguishment of debt	—	—%	15,382	2.1%	(15,382)	(100.0)%
Forgiveness of capital advance	—	—%	5,000	0.7%	(5,000)	(100.0)%
Total operating expenses	285,153	32.5%	184,313	25.6%	100,840	54.7%
Operating income (loss)	(38,488)	(4.4)%	36,479	5.1%	(74,967)	(205.5)%
Interest expense, net	27,851	3.2%	30,885	4.3%	(3,034)	(9.8)%
Income (loss) before income taxes	(66,339)	(7.6)%	5,594	0.8%	(71,933)	(1,285.9)%
Income tax (expense) benefit	12,888	1.5%	(3,675)	(0.5)%	16,563	(450.7)%
Net income (loss)	$(53,451)	(6.1)%	$1,919	0.3%	$(55,370)	(2,885.4)%

Diluted earnings (loss) per share	$(0.53)		$0.02		$(0.55)	(2,750.0)%
Diluted weighted average shares outstanding	100,917,978		80,616,326		20,301,652	25.2%

Other financial data: (1)
EBITDA	$380	0.0%	$74,291	10.3%	$(73,911)	(99.5)%
Adjusted EBITDA	$119,827	13.6%	$115,145	16.0%	$4,682	4.1%
Adjusted gross profit	$248,569	28.3%	$221,090	30.7%	$27,479	12.4%
Adjusted operating expenses(2)	$140,370	16.0%	$116,517	16.2%	$23,853	20.5%
Adjusted operating income	$108,199	12.3%	$104,573	14.5%	$3,626	3.5%
Adjusted income tax (expense)	$(19,921)	(2.3)%	$(19,411)	(2.7)%	$(510)	2.6%
Adjusted net income	$60,427	6.9%	$54,277	7.5%	$6,150	11.3%
Diluted earnings per share from adjusted net income	$0.60		$0.67		$(0.07)	(10.4)%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.
(2)	The adjusted operating expenses for the fiscal year ended December 25, 2021 include a non-GAAP reconciling item of $27.2 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other marketing activities and allowances for unsalable product.

Net sales of $878.4 million represented an increase of $159.2 million, or 22.1%, for fiscal 2022 compared to fiscal 2021. The increase was primarily due to comparable 52-week volume growth of 10.8% and price/mix of 8.7%, as well as

2.6% from the contribution of a 53rd week. Net sales growth from a brand perspective in fiscal 2022 was led by Rao’s up 38.1%, primarily as a result of higher sauce sales in addition to growth across the frozen, soup and pasta categories. noosa grew 7.8% driven by the increase in sales of spoonable yogurt, as well as shipments to support the initial launch of our new frozen gelato offerings. Michael Angelo’s grew 1.9%. The 26.9% decline in the net sales of the now divested Birch Benders business was driven by lost distribution to a key customer, as well as the continued softening of key sub-segments of the pancake and waffle mix category.

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

Cost of sales of $631.7 million represented an increase of $133.3 million, or 26.7%, for fiscal 2022 compared to fiscal 2021. The increase was primarily attributable to volume growth and heightened inflationary pressures, including increased raw materials, packaging, logistics, labor and energy costs compared to fiscal 2021. Consistent with others in our industry, we have faced challenges with our supply chain, including the tight supply of raw materials, packaging and distribution capacity, as well as intermittent outages within our network and that of our third-party manufacturing partners. Pressures as a result of the Omicron and other variants of COVID-19, geopolitical tensions, Avian flu and natural disasters have also caused disruptions to ingredient and supply chain availability, as well as incremental costs. Productivity savings, primarily within our manufacturing network, modestly offset the year-over-year cost of sales increases.

Cost of sales as a percentage of net sales increased to 71.9% for fiscal 2022 from 69.3% for fiscal 2021. The increase in cost of sales as a percentage of net sales was driven by higher inflationary costs as described above, partially offset by the benefit of pricing increases, productivity and mix.

Gross Profit

Gross profit of $246.7 million represented an increase of $25.9 million, or 11.7%, for fiscal 2022, compared to fiscal 2021. Gross profit as a percentage of net sales, or gross margin, decreased from 30.7% for fiscal 2021 to 28.1% for fiscal 2022, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $285.2 million represented an increase of $100.8 million, or 54.7%, for fiscal 2022 compared to fiscal 2021 due to the following:

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

Selling, general and administrative expenses of $163.0 million represented an increase of $28.0 million, or 20.7%, for fiscal 2022 compared to fiscal 2021. The increase was primarily driven by: (a) higher employee compensation related expenses of $9.5 million, primarily due to increased headcount; (b) higher equity-based compensation expense of $8.6 million; (c) higher selling, marketing, and research and development expenses of $4.8 million; (d) increased public company costs of $4.8 million; (e) an increase in non-recurring costs of $3.2 million; (f) an increase of $2.8 million in consulting and outside services; and (g) $2.1 million increase in other general and administrative expenses. These increases were partially offset by lower transaction and integration costs and IPO readiness costs of $7.8 million.

The increase in equity-based compensation expense is due to recognizing expense for a full year for fiscal 2022 compared to fiscal 2021 for new equity grants made since the IPO and the equity modifications made in connection with the IPO. The higher selling, marketing, and research and development expenses are primarily due to our increased investment in our marketing and product development activities to support our key sauce and yoghurt products, including new product launches in fiscal 2022, as well as increased selling costs driven by the increase in sales volumes. The increase in public company costs resulted from recognizing costs such as director and officer insurance, internal controls compliance and other market-related costs for a full year in fiscal 2022 compared to fiscal 2021. The increased non-recurring costs included $2.3 million of costs related to capital markets-related professional fees for our secondary offering completed in August 2022. Increased consulting and outside service expense is primarily due to costs associated with audit and tax services, employee development and recruiting fees. The decrease in transaction and integration costs and IPO readiness costs is primarily due to the $5.2 million decrease in IPO readiness costs due to the completion of our IPO in September 2021.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $28.8 million represented a decrease of $0.1 million, or .3%, for fiscal 2022, compared to fiscal 2021.

●	Loss on Asset Sale: The loss on asset sale of $51.3 million for fiscal 2022 was due to the divestiture of the Birch Benders brand and certain related assets.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For fiscal 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill in June 2022 due to the underperformance of the brand. No impairment changes were recorded in fiscal 2021.
●	Loss on Extinguishment of Debt: There was no loss on extinguishment of debt for fiscal 2022. Loss on extinguishment of debt of $15.4 million for fiscal 2021 resulted from the extinguishment of the loans associated with our Senior Credit Facilities in June 2021.
●	Forgiveness of capital advance: There was no forgiveness of capital advance for fiscal 2022. Forgiveness of capital advance of $5.0 million for fiscal 2021, resulted from the forgiveness of the remaining $5.0 million balance of the original 2016 capital advance of $10.0 million with one of our suppliers, scheduled to be repaid by December 31, 2023, and is now considered forgiven and repaid in full.

Interest Expense, Net

Interest expense primarily consists of interest and fees on our Credit Facilities, our Senior Credit Facilities, and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our First Lien Credit Agreement to reduce indebtedness.

Interest expense of $27.9 million represented a decrease of $3.0 million, or 9.8%, for fiscal 2022, compared to fiscal 2021. The decrease is primarily due to lower average outstanding debt compared to the prior fiscal year as a result of the debt reduction from IPO proceeds. In addition, there was a decrease in variable interest rates for fiscal 2022 compared to fiscal 2021. The decrease in variable interest rates is primarily due to the payoff of the outstanding principal balance on the Initial Second Lien Loans of $200.0 million in September 2021, which had an effective interest rate of 8.75%, in addition to being locked into a weighted average rate of 4.42% for the first seven months of fiscal 2022 on the Initial First Lien Term Loan.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax benefit of $12.9 million for fiscal 2022 represented a decrease of $16.6 million compared to the income tax (expense) of $3.7 million for fiscal 2021. The decrease in our income tax (expense) for fiscal 2022 is primarily attributable to the decrease in earnings before income taxes due to the loss on asset sale from the divestiture of the Birch Benders brand and certain related assets. The sale also generated deferred tax benefits relating to the interest expense limitation carryover and federal various state net operating losses that increased the deferred income tax benefit recognized in fiscal 2022. These components resulted in a decrease to income tax (expense) for fiscal 2022 compared to fiscal 2021.

Net Income (Loss)

Net loss for fiscal 2022 was $53.5 million compared to net income of $1.9 million for fiscal 2021. The decrease in net income was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and Adjusted EBITDA and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income (loss) to adjusted operating income;
●	adjusted income tax (expense) and a reconciliation of our reported income tax (expense) benefit to adjusted income tax (expense);
●	adjusted effective tax rate and a reconciliation of reported effective tax rate to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income (loss) to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income (loss) and the associated diluted loss per share to adjusted net income and the associated diluted earnings per share.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for non-cash equity-based compensation costs, non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs and IPO readiness costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense) and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before non-cash equity-based compensation costs, non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of non-GAAP financial measures is intended to provide supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Non-GAAP financial measures should not be considered as alternatives to operating income (loss), net income (loss), earnings (loss) per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating income, adjusted income tax (expense), adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related professional fees and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized loss on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with the Birch Benders Acquisition as well as costs associated with a large, uncompleted transaction; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with preparing for our IPO, including public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	Fiscal Year Ended		Fiscal Year Ended
(In thousands)	December 31, 2022	% of Net sales	December 25, 2021	% of Net sales
Net income (loss)(1)	$(53,451)	(6.1)%	$1,919	0.3%
Interest expense, net	27,851	3.2	30,885	4.3
Income tax (expense) benefit	12,888	1.5	(3,675)	(0.5)
Depreciation and amortization	38,868	4.4	37,812	5.3
EBITDA(1)	380	0.0	74,291	10.3
Non-cash equity-based compensation(2)	18,438	2.1	9,823	1.4
Non-recurring costs(3)	4,050	0.5	21,245	3.0
Loss on foreign currency contracts(4)	33	0.0	—	0.0
Supply chain optimization(5)	1,904	0.2	—	0.0
Impairment of goodwill(6)	42,052	4.8	—	0.0
Transaction and integration costs(7)	52,586	6.0	4,227	0.6
Initial public offering readiness(8)	384	0.0	5,559	0.8
Adjusted EBITDA(1)	$119,827	13.6%	$115,145	16.0%
(1)	Net income (loss) as a percentage of net sales is also referred to as net income (loss) margin. EBITDA and Adjusted EBITDA as a percentage of net sales are also referred to as EBITDA margin and Adjusted EBITDA margin.
(2)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(3)	Consists of loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets activities and ERP conversion costs related to integrating acquisitions.
(4)	Consists of unrealized loss on foreign currency contracts.
(5)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(6)	Consists of expense from impairment of goodwill.
(7)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition, loss on sale from the divestiture of the Birch Benders brand and certain related assets and substantial one-time costs related to a large, uncompleted transaction.
(8)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.

The following table provides a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

			Fiscal Year Ended
(In thousands, except share and per share data)	December 31, 2022
	Gross profit	Operating expenses	Operating income (loss)	Interest expense, net	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$246,665	$285,153	$(38,488)	$27,851	$12,888	$(53,451)
Adjustments:
Non-cash equity-based compensation(1)	—	(18,438)	18,438	—	—	18,438
Non-recurring costs(2)	—	(4,050)	4,050	—	—	4,050
Loss on foreign currency contracts(3)	—	(33)	33	—	—	33
Supply chain optimization(4)	1,904	—	1,904	—	—	1,904
Impairment of goodwill(5)	—	(42,052)	42,052	—	—	42,052
Transaction and integration costs(6)	—	(52,586)	52,586	—	—	52,586
Initial public offering readiness(7)	—	(384)	384	—	—	384
Acquisition amortization(8)	—	(27,240)	27,240	—	—	27,240
Tax effect of adjustments(9)	—	—	—	—	(31,730)	(31,730)
One-time tax (expense) benefit items(10)	—	—	—	—	(1,079)	(1,079)
As adjusted	$248,569	$140,370	$108,199	$27,851	$(19,921)	$60,427

As adjusted (% of net sales)	28.3%	16.0%	12.3%	3.2%	(2.3)%	6.9%

Earnings (loss) per share:
Diluted						(0.53)
Adjusted diluted						0.60
Weighted average shares outstanding:
Diluted for net loss						100,917,978
Diluted for adjusted net income						100,967,287

			Fiscal Year Ended
(In thousands, except share and per share data)	December 25, 2021
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$220,792	$184,313	$36,479	$30,885	$(3,675)	$1,919
Adjustments:
Non-cash equity-based compensation(1)	—	(9,823)	9,823	—	—	9,823
Non-recurring costs(2)	—	(21,245)	21,245	—	—	21,245
Transaction and integration costs(6)	298	(3,929)	4,227	—	—	4,227
Initial public offering readiness(7)	—	(5,559)	5,559	—	—	5,559
Acquisition amortization(8)	—	(27,240)	27,240	—	—	27,240
Tax effect of adjustments(9)	—	—	—	—	(14,858)	(14,858)
One-time tax (expense) benefit items(10)	—	—	—	—	(878)	(878)
As adjusted	$221,090	$116,517	$104,573	$30,885	$(19,411)	$54,277

As adjusted (% of net sales)	30.7%	16.2%	14.5%	4.3%	(2.7)%	7.5%

Earnings per share:
Diluted						0.02
Adjusted diluted						0.67
Weighted average shares outstanding:
Diluted for net income						80,616,326
Diluted for adjusted net income						80,616,326
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.

(2)	Consists of loss on extinguishment of debt, costs related to professional fees related to organizational optimization, costs for capital markets activities and ERP conversion costs related to integrating acquisitions.
(3)	Consists of unrealized loss on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expense for impairment of goodwill.
(6)	Consists of transaction costs and certain integration costs associated with the Birch Benders Acquisition, loss on asset sale from the divestiture of the Birch Benders brand and certain related assets and substantial one-time costs related to a large, uncompleted transaction.
(7)	Consists of costs associated with preparing for an IPO and other professional fees associated with building the organizational infrastructure to support a public company environment.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company’s adjusted annual effective tax rate.
(10)	Represents the removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate and the removal of the tax effect of non-deductible transaction costs.

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

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax (expense) benefit and reported effective tax rate to adjusted effective tax rate for fiscal 2022 and fiscal 2021:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021
Reported income tax (expense) benefit	$12,888	$(3,675)
Non-cash equity-based compensation	(1,551)	(229)
Non-recurring costs	(424)	(5,186)
Loss on foreign currency contracts	(8)	—
Supply chain optimization	(461)	—
Impairment of goodwill	(10,172)	—
Transaction and integration costs	(12,718)	(1,032)
Initial public offering readiness	(446)	(1,716)
Acquisition amortization	(7,029)	(7,573)
Adjusted income tax (expense)(1)	$(19,921)	$(19,411)

Reported effective tax rate	19.4%	65.8%
Non-cash equity-based compensation	0.3	(0.6)
Non-recurring costs	0.1	(13.0)
Loss on foreign currency contracts	—	—
Supply chain optimization	0.1	—
Impairment of goodwill	1.7	—
Transaction and integration costs	2.1	(2.6)
Initial public offering readiness	0.1	(4.3)
Acquisition amortization	1.2	(19.0)
Adjusted effective tax rate(1)	25.0%	26.3%
(1)	The adjustments to reported income tax (expense) benefit and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure. See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents, credit capacity under our Credit Facilities and proceeds from equity offerings. As of December 31, 2022, we had cash and equivalents of $138.7 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. In addition, our use of cash may also include potential acquisitions. We estimate that our capital expenditures will be approximately $13 million to $15 million in fiscal 2023, which we plan to fund with cash generated from our operating activities. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of December 31, 2022, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $38 million to $39 million over the next 12 months. Our total lease obligations were $24.4 million as of December 31, 2022, with $3.4 million due over the next 12 months. We have purchase commitments of approximately $3.5 million and $8.4 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products.

We also have long-term cash requirements related to our purchase commitments, lease obligations and principal payments on our debt. See Note 10. Long-Term Debt, Note 11. Leases, Note 12. Commitments and Contingencies and

Note 19. Related Party Transactions for additional discussion related to the expected timing and amount of payments related to our contractual obligations.

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

As of December 31, 2022, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of December 31, 2022 or December 25, 2021. As of December 31, 2022 and December 25,

2021, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 7.91% and 4.50%, respectively.

The First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of December 31, 2022, the Company had no outstanding revolving loans, and therefore did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021
Cash provided by (used in):
Operating activities	$45,395	$46,943
Investing activities	27,183	(14,182)
Financing activities	(78)	(3,633)
Change in cash and cash equivalents	$72,500	$29,128

Cash Provided by Operating Activities

Cash provided by operating activities was $45.4 million for fiscal 2022, a decrease of $1.5 million from $46.9 million for fiscal 2021. The decrease was primarily due to a net increase in net income (loss) and adjustments to reconcile net income (loss) to net cash used in operating activities of $12.4 million offset by an increase in the use of cash in changes in operating assets and liabilities of $13.9 million.  The decrease in the net income (loss) for the 53 weeks ended December 31, 2022 versus a net income in the 52 weeks ended December 25, 2021 of $55.4 million was partially offset by an increase in adjustments to reconcile net income (loss) to net cash used in operating activities of $67.7 million which was primarily due to the $51.3 million loss on asset sale from the divestiture of the Birch Benders brand and certain related assets, $42.1 million goodwill impairment write-down and $8.6 million increase in equity-based compensation related to IPO equity awards and fiscal year 2022 annual equity grants.  This was partially offset by deferred tax benefit of $16.1 million primarily related to the loss on asset sale from the divestiture of the Birch Benders brand and certain related assets. The remaining offset was primarily related to $15.4 million of debt issuance costs associated with the June 2021 debt refinance and $5.0 million loss on the credit write-off related to forgiveness of the capital advance with one of our suppliers in December 2021.

The increase in cash used in operating assets and liabilities was primarily due to a $43.4 million increase in the use of cash for inventory due to inventory replenishment during the 53 weeks ended December 31, 2022, offset by a $10.2 million decrease in the use of cash for prepaid expenses primarily related to prepaid capitalized IPO costs during the 52 weeks ended December 25, 2021, and a $20.6 million decrease in the use of cash from accrued expenses resulting from lower annual incentive payouts, an increase in trade promotions, slotting and coupons, and federal and state cash tax payments in the 53 weeks ended December 31, 2022 compared to the 52 weeks ended December 25, 2021.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $27.2 million for the fiscal year ended December 31, 2022, an increase of $41.4 million compared to cash used in investing activities of $14.2 million for the fiscal year ended December 25, 2021.  The increase in cash provided by investing activities was due to $40 million in cash received for the sale of the Birch Benders brand and certain related assets and $1.4 million due to a reduction in the purchases of property and equipment.

Cash Used in Financing Activities

Cash used in financing activities was $0.1 million for the fiscal year ended December 31, 2022, a difference of $3.5 million compared to cash used by financing activities of $3.6 million for the fiscal year ended December 25, 2021.  For the fiscal year ended December 25, 2021, $3.6 million of cash was used in financing activities primarily driven by a $400.0 million dividend payment, $374.1 million repayment of the Senior Credit Facilities, $200.0 million repayment of the Initial Second Lien Facility, and $99.2 million prepayment of the Initial First Lien Term Loan Facility, partially offset by $766.1 million net debt proceeds from the Credit Facilities and $302.7 million in net proceeds from our IPO and the underwriters’ purchase of additional shares.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

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

Revenue Recognition

We currently sell a variety of Italian sauces, dry pastas, soups, yogurts, frozen entrées and frozen pizza, and in fiscal 2021 and fiscal 2022 we sold pancake and waffle mixes, other baking mixes and frozen waffles, to retailers through a variety of channels across the United States.

We recognize revenue when performance obligations are satisfied by transferring control of the goods to our customers. Control is transferred at a point in time, upon delivery of the goods to the customer. The customer is invoiced with payment terms which are commensurate with the customer’s credit profile. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities (i.e., an expense) rather than a promised service and are recorded in cost of sales.

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

Goodwill and Other Intangible Assets

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

Goodwill and indefinite-lived intangible assets are tested for impairment by performing either a qualitative assessment or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry- and company-specific factors and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit or indefinite- lived asset is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required.

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

We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, which was September 22, 2021, unless, prior to that time, we (i) have more than $1.235 billion in annual gross revenue, (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year and a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period, whether or not issued in a registered offering. We have availed ourselves of the reduced reporting obligations with respect to audited financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and executive compensation disclosure and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In fiscal 2022, we experienced increased cost of sales, as a percentage of net sales, including higher freight and shipping costs and raw material costs. We continue to expect higher inflation and distribution costs given the tight global supply chain and current geopolitical tensions. Consistent with the industry, we are seeing cost increases in several packaging and raw materials including, but not limited to, olive oil, animal proteins, fruit, glass and cardboard. Over-the-road transportation challenges have improved in recent months with lane rates closer to pre-pandemic rates.  Diesel and ocean freight is correcting as well, but at a much slower pace.  These challenges have resulted in higher logistics costs. Labor-related disruptions, including labor shortages and absenteeism, have been challenges within our operations and among our third-party logistics providers and other business partners, sometimes leading to elevated downtime in our plants and potential late delivery charges from our retail partners.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2022, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. As of July 2022, we entered into a cash flow hedge to manage interest rate risk on $240.0 million of the $480.0 million variable rate debt. Based upon our principal amount of long-term debt outstanding at December 31, 2022, a hypothetical 1% increase in average interest rate over a LIBOR base of 4.42% would impact our annual interest expense in the next year by approximately $3 million, and a hypothetical 1% decrease over a LIBOR base of 4.42% would impact our annual interest expense in the next year by approximately $4 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases. For additional information regarding our foreign currency exchange risk refer to Note 14. Hedging and Derivative Financial Instruments, to the consolidated financial statements in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sovos Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sovos Brands, Inc. and subsidiaries (the "Company"), as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, stockholders' equity, cash flows, and statement of other comprehensive income (loss), for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 8, 2023

We have served as the Company's auditor since 2017.

Sovos Brands, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except par value and share data)

	December 31, 2022	December 25, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,654	$66,154
Accounts receivable, net	87,695	70,729
Inventories, net	92,602	51,615
Prepaid expenses and other current assets	11,974	6,685
Total current assets	330,925	195,183
Property and equipment, net	64,317	62,671
Operating lease right-of-use assets	13,332	15,672
Goodwill	395,399	437,451
Intangible assets, net	351,547	464,655
Other long-term assets	3,279	2,299
TOTAL ASSETS	$1,158,799	$1,177,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,264	$37,254
Accrued expenses	69,571	51,757
Current portion of long-term finance lease liabilities	99	98
Current portion of long-term lease liabilities	3,308	3,216
Total current liabilities	122,242	92,325
Long-term debt, net of debt issuance costs	482,344	481,420
Deferred income taxes	63,644	76,976
Long-term operating lease liabilities	14,063	17,302
Other long-term liabilities	483	421
TOTAL LIABILITIES	682,776	668,444

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 100,967,910 and 100,892,547 shares issued and outstanding as of December 31, 2022 and December 25, 2021, respectively	101	101
Additional paid-in-capital	577,664	559,226
Accumulated deficit	(103,291)	(49,840)
Accumulated other comprehensive income	1,549	—
TOTAL STOCKHOLDERS’ EQUITY	476,023	509,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,158,799	$1,177,931

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	$878,371	$719,186	$560,067
Cost of sales	631,706	498,394	373,314
Gross profit	246,665	220,792	186,753
Operating expenses:
Selling, general and administrative	163,025	135,060	124,612
Depreciation and amortization	28,785	28,871	24,744
Loss on asset sale	51,291	—	—
Impairment of goodwill	42,052	—	—
Loss on extinguishment of debt	—	15,382	—
Forgiveness of capital advance	—	5,000	—
Total operating expenses	285,153	184,313	149,356
Operating income (loss)	(38,488)	36,479	37,397
Interest expense, net	27,851	30,885	19,895
Income (loss) before income taxes	(66,339)	5,594	17,502
Income tax (expense) benefit	12,888	(3,675)	(6,677)
Net income (loss)	$(53,451)	$1,919	$10,825

Earnings (loss) per share:
Basic	$(0.53)	$0.02	$0.15
Diluted	$(0.53)	$0.02	$0.14
Weighted average shares outstanding:
Basic	100,917,978	80,616,326	74,058,569
Diluted	100,917,978	80,616,326	75,921,065

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net income (loss)	$(53,451)	$1,919	$10,825
Other comprehensive income:
Change in net unrealized gain on derivative instruments	2,038	—	—
Income tax effect	(489)	—	—
Unrealized gain on derivative instruments, net of tax	1,549	—	—
Total comprehensive income (loss)	$(51,902)	$1,919	$10,825

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share data)

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income	Equity
Balance at December 28, 2019	74,058,747	$74	$(6,000)	$652,507	$(62,584)	$—	$583,997
Equity-based compensation expense	—	—	—	1,914	—	—	1,914
Cash contributions to Limited Partnership	(300)	—	—	(35)	—	—	(35)
Net income	—	—	—	—	10,825	—	10,825
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$—	$596,701
Proceeds from stockholder's note receivable	—	—	6,000	—	—	—	6,000
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	—	(400,000)
Proceeds from issuance of public stock	26,834,100	27	—	321,982	—	—	322,009
Underwriter discount on issuance of public stock	—	—	—	(19,320)	—	—	(19,320)
Capitalized IPO costs netted with IPO proceeds	—	—	—	(7,645)	—	—	(7,645)
Equity-based compensation expense	—	—	—	9,823	—	—	9,823
Net income	—	—	—	—	1,919	—	1,919
Balance at December 25, 2021	100,892,547	$101	$—	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	—	18,438	—	—	18,438
Shares issued upon vesting of restricted stock units	75,363	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,549	1,549
Net loss	—	—	—	—	(53,451)	—	(53,451)
Balance at December 31, 2022	100,967,910	$101	$—	$577,664	$(103,291)	$1,549	$476,023

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Operating activities
Net income (loss)	$(53,451)	$1,919	$10,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,868	37,812	33,797
Equity-based compensation expense	18,438	9,823	1,914
Loss on foreign currency contracts	33	—	—
Non-cash interest expense	59	—
Deferred income taxes	(13,821)	2,243	4,749
Amortization of debt issuance costs	1,331	1,883	1,775
Non-cash operating lease expense	2,418	2,278	—
Provision for excess and obsolete inventory	2,482	822	442
Loss on disposal of property and equipment	—	307	757
Impairment of goodwill	42,052	—	—
Loss on extinguishment of debt	—	15,382	—
Loss on asset sale	51,291	—	—
Forgiveness of capital advance	—	5,000	—
Other	—	(125)	(241)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,032)	(9,387)	(11,297)
Inventories, net	(48,891)	(5,449)	(6,912)
Prepaid expenses and other current assets	603	(9,567)	(796)
Other long-term assets	388	(35)	(106)
Accounts payable	11,552	6,242	5,478
Accrued expenses	12,238	(8,395)	20,647
Other long-term liabilities	62	(979)	1,882
Operating lease liabilities	(3,225)	(2,831)	—
Net cash provided by operating activities	45,395	46,943	62,914
Investing activities
Acquisition of businesses, net of cash acquired	—	—	(146,406)
Proceeds from sale of business	40,000	—	—
Purchases of property and equipment	(12,817)	(14,182)	(3,733)
Net cash provided by (used in) investing activities	27,183	(14,182)	(150,139)
Financing activities
Contributions to Limited Partnership	—	—	(35)
Payments of debt issuance costs	—	(3,046)	(2,263)
Proceeds from long-term debt	—	769,136	99,015
Repayments of long-term debt	—	(673,346)	(3,054)
Repayments of capital lease obligations	(78)	(66)	(93)
Proceeds from revolving facility	—	—	42,500
Repayments of revolving facility	—	—	(42,500)
Net proceeds from issuance of common stock	—	302,689	—
Proceeds from stockholder's note receivable	—	6,000	—
Contingent earn out consideration paid	—	(5,000)	—
Dividends paid	—	(400,000)	—
Net cash (used in) provided by financing activities	(78)	(3,633)	93,570
Cash and cash equivalents
Net increase in cash and cash equivalents	72,500	29,128	6,345
Cash and cash equivalents at beginning of period	66,154	37,026	30,681
Cash and cash equivalents at end of period	$138,654	$66,154	$37,026
		(Continued)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$24,706	$28,535	$15,493
Cash paid for taxes	5,778	2,522	1,203
Proceeds from income tax refunds	(15)	(44)	(1,798)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$—	$21,711	$—
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	78	1,638	—
Capitalized IPO costs netted with IPO proceeds	—	7,645	—
Acquisition of property and equipment not yet paid	498	39	153
Contingent earn out consideration related to Birch Benders acquisition	—	—	5,000
Acquisition of property and equipment through tenant improvement allowance	—	—	822
Acquisition of property and equipment through capital leases	—	—	224

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Company Overview

Description of Business

Sovos Brands, Inc. and its wholly-owned subsidiaries (the “Company,” “Sovos Brands,” “we,” “us,” “our”) is a growth-oriented consumer-packaged food company with a portfolio of brands aimed at bringing today’s consumers great tasting food that fits the way they live. The Company’s four wholly-owned operating subsidiaries include: Rao’s Specialty Foods, Inc. (“Rao’s”); Bottom Line Food Processors, Inc. doing business as Michael Angelo’s Gourmet Foods, Inc. (“Michael Angelo’s”); Noosa Yoghurt, LLC (“Noosa”); and Birch Benders, LLC (“Birch Benders”). The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza, yogurts, and through the end of fiscal 2022, pancake and waffle mixes, other baking mixes, and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, and noosa, and through the end of fiscal 2022, Birch Benders, which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable. Our products are premium and made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Through the end of fiscal 2022, the Company sold products marketed under the brand name of Birch Benders. See Note 3. Loss on Asset Sale for additional information on the December 30, 2022 divestiture of the Birch Benders brand and certain related assets.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in U.S. dollars.

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in December of each year. Our fiscal year ending December 31, 2022 (“fiscal 2022”) had 53 weeks. The fiscal years ended December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”) each had 52 weeks.

Note 2. Summary of Significant Accounting Policies

Reclassification—Certain reclassifications of previously reported amounts have been made to conform to the current year presentation within the operating activities section of the Consolidated Statements of Cash Flows. These reclassifications did not impact previously reported amounts for net cash provided by operating activities. Additionally, certain reclassifications of previously reported total equity-based compensation expense have been made to conform to the current year tabular presentation in Note 16. Equity-Based Compensation by equity plan. These reclassifications did not impact previously reported amounts of total equity-based compensation expense.

Use of Estimates—The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the year then ended. On an on-going basis, management evaluates the estimates used. Some of the more significant estimates and assumptions made by management involve allowances for doubtful accounts, revenue recognition as it relates to variable consideration, acquisition accounting fair value allocations, the recoverability of goodwill, other intangible assets, property and equipment, deferred tax assets, inventory valuation, equity-based compensation, and the determination of the useful life of customer relationship and finite-lived trademark intangible assets. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.

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

The allowance for doubtful accounts was approximately $0.8 million and $0.7 million as of December 31, 2022 and December 25, 2021, respectively. Charges related to credit loss on accounts receivables were approximately $6.0 thousand, $0.2 million and $0.2 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

In addition, in December 2021, the Company entered into an agreement with one of its suppliers, in which the remaining $5.0 million of the original $10.0 million 2016 capital advance balance, scheduled to be repaid by December 31, 2023, was forgiven and treated as if it were repaid in full.  Upon execution of the December 2021 agreement, the Company recorded a credit loss of $5.0 million within operating expenses in the Consolidated Statements of Operations and the balance previously reported within other long-term assets in the Consolidated Balance Sheets was eliminated.

Deferred Offering Costs—The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Upon the closing of its initial public offering (“IPO”) in September 2021, the Company had incurred $7.6 million of capitalized deferred offering costs consisting of legal, accounting, consulting, listing and filing fees, which were netted against the IPO proceeds. There were no capitalized deferred offering costs as of December 31, 2022 and December 25, 2021.

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

Impairment of Long-Lived Assets—The Company periodically evaluates long-lived assets, property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the carrying value. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. There were no impairments of long-lived assets in 2022, 2021 or 2020.

Goodwill—Goodwill is tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has elected to perform the annual impairment test on the first day of the Company’s fourth quarter. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the reporting unit to the carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. In the second quarter of fiscal 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed, and as a result the Company recorded an impairment charge of $42.1 million. There were no impairments of goodwill in fiscal 2021 or fiscal 2020.  See Note 7. Goodwill for additional information.

Intangible Assets—Intangible assets with definite useful lives are stated at cost less accumulated amortization and are amortized over their estimated useful lives using the straight-line method as follows:

Customer Relationships	10-20 years
Tradename	20-25 years

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If impairment indicators are present, the Company performs a recoverability test, and if it is determined the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value, then an impairment loss is recognized. There were no impairments of definite lived intangible assets in 2022, 2021 or 2020. See Note 8. Intangible Assets, Net for additional information.

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

Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the asset is less than the carrying value, a quantitative test is performed. Otherwise, no further testing is required. If it is determined that it is more likely than not that the fair value of the asset is less than the carrying value, impairment is evaluated by comparing the fair value of the asset with its carrying value, and a loss is recognized for the difference if the fair value exceeds the carrying value. When estimating the fair value, the Company uses certain assumptions, such as forecasted growth rates and cost of capital. These assumptions are consistent with our internal projections and operating plans. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our tradename impairment testing could result in significantly different estimates of the fair values. In addition, changes to, or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the tradename. There were no impairments of indefinite lived intangible assets in 2022, 2021 or 2020. See Note 8. Intangible Assets, Net for additional information.

Leasing Arrangements—In accordance with Accounting Standards Update (“ASU”) 2016-02, Topic 842 Leases (“ASU 2016-02”), the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use assets and lease obligations for its finance and operating leases with a term greater than 12 months, which are initially recognized based on the discounted future minimum lease payments over the term of the lease. The Company has elected the short-term practical expedient for short-term leases with an initial term of 12 months or less. As a result, the Company does not apply balance sheet recognition for these short-term leases and records aggregated lease expense.

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

Debt Issuance Costs—Costs incurred in raising debt are recorded as a direct deduction from the carrying amount of the associated debt liability and amortized over the life of the related debt instrument using the effective interest rate method. Debt issuance costs associated with the Revolving Facility are recorded as a deferred asset and are included in other assets within the Consolidated Balance Sheets.

During 2021, the Company wrote off debt issuance costs of approximately $15.4 million in conjunction with the repayment of the outstanding 2018 Term Loan, Incremental Term Loan, and Initial Second Lien Facility, and partial prepayment of the Initial First Lien Term Loan Facility. During 2022 and 2020, there were no debt issuance costs written off. See Note 10. Long-Term Debt for additional information on debt issuance costs and defined terms used herein.

Comprehensive Income—Entities that report items of other comprehensive income (“OCI”) have the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements.  The Company has opted to present the components of comprehensive income in a separate statement.

Hedging and Derivative Financial Instruments—We are exposed to certain risks relating to our ongoing business operations. From time to time, we use derivative financial instruments, principally option contracts, collars and interest rate caps, to reduce our exposure to foreign currency risk and interest rate risk. We do not hold or issue derivatives for speculative purposes.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Derivative instruments are recorded at fair value in the Consolidated Balance Sheets and are classified based on the contractual maturity of the instrument or the timing of the underlying cash flows. The fair value of derivative instruments is reflected in prepaid expenses and other current assets, other long-term assets or accrued expenses. On the Consolidated Statements of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship, whether the Company has elected to apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge that are exposed to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge. Changes in fair value of the cash flow hedges are recognized in the Consolidated Statements of Comprehensive Income in OCI. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivative instruments that have not been designated in an effective hedging relationship are considered economic hedges, and their change in fair value is recognized in the Consolidated Statements of Operations in selling, general and administrative expense.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

See Note 14. Hedging and Derivative Financial Instruments for additional information.

Dividends—The Company’s board of directors (the “Board”) has sole authority to determine if and when dividends will be declared and on what terms. Dividend payments, if any, depend on the Company’s earnings, capital requirements, financial condition, excess availability under the Company’s lines of credit, market and economic conditions, and other factors considered relevant. The Company will record all dividends as a reduction to additional paid-in capital ("APIC"). Once APIC is reduced to zero, dividends will be recorded against retained earnings or accumulated deficit. See Note 15. Stockholders’ Equity for additional information on dividends paid.

Revenue Recognition—The Company manufactures, markets and distributes a variety of Italian sauces, dry pastas, soups, yogurt, frozen entrées, frozen pizza, and through the end of fiscal 2022, pancake and waffle mixes, other baking mixes and frozen waffles, to retailers through direct sales forces, broker and distributor arrangements across the United States.

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

Advertising and Marketing—Advertising costs include the development, production and communication of advertising through television, digital, print and radio. Development and production costs are capitalized and then expensed in the period in which the advertising first takes place. All other costs of advertising are expensed as incurred. Advertising and marketing expenses for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 were approximately $40.7 million, $38.9 million and $38.9 million, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Operations.

Research and Development—Research and development costs primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting and supplies. Research and development costs are primarily internal and are included in selling, general and administrative expense in the Consolidated Statements of Operations. The Company’s total research and development expenses were $6.7 million, $5.1 million and $3.6 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Equity-Based Compensation—Prior to the Company’s IPO, employees and certain nonemployees of the Company received equity-based compensation in the form of incentive units (the “Incentive Units” or “IUs”) of Sovos Brands Limited Partnership (the “Limited Partnership") as consideration for services to the Company. The fair value of the Incentive Units was recognized as an equity contribution from the Limited Partnership.

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

In connection with the IPO, the Limited Partnership distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of IUs, in accordance with the applicable terms of its partnership agreement. Holders of IUs received shares of common stock and restricted common stock of Sovos Brands, Inc. in respect of their IUs.

In connection with the IPO, a change in vesting of the original performance-based IUs, and accordingly the related distributed restricted stock, was considered to be a modification to the grants and required the shares to be revalued using a Monte Carlo simulation model. Equity-based compensation expense is recognized for these awards on a straight-line basis over the service period, regardless of the eventual number of shares that are earned based upon the performance condition. Subsequent to the IPO, the Company and the Limited Partnership modified a portion of the existing equity-based compensation awards among the Company, Limited Partnership and the holders of such restricted stock. As a result of this modification, a portion of the shares that would have vested based upon a 4.0 MOIC (including any related linear interpolation, the “Original Vesting Criteria”) instead vest on the last day of fiscal 2022 or on the last day of fiscal 2023, or upon achievement of the Original Vesting Criteria, if earlier. The fair value of the modified performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model. See Note 16. Equity-Based Compensation for additional information.

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

Income Taxes—The Company accounts for income taxes using the asset and liability method. Under this method, income tax (expense) benefit is recognized for the amount of income tax payable or refundable in the current year. The Company recognizes deferred tax asset and liabilities for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized subject to management’s analysis that realization is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. The Company’s assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is more likely than not to be realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences affect income tax (expense) benefit in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax (expense) benefit.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and trade accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation up to limits of approximately $250 thousand. The Company has not experienced any losses with regards to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Credit risk for the Company was concentrated in three customers who each comprised more than 10% of the Company’s total sales for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Costco Wholesale Corporation	17%	18%	16%
Walmart Inc.	13%	13%	13%
United Natural Foods, Inc.	10%	11%	N/A
KeHE Distributors	N/A	N/A	11%

   ___________

   N/A – Not applicable as the customer was not significant during these fiscal years.

At December 31, 2022 and December 25, 2021, the following percentages of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021
Costco Wholesale Corporation	32%	14%
Walmart Inc.	15%	15%
United Natural Foods, Inc.	N/A	N/A

____________

N/A – Not applicable as the customer was not significant during these fiscal years.

No other customers individually had greater than 10% of total gross sales during these periods.  The Company believes that there is no significant or unusual credit exposure at this time.

Concentrations of Vendor Risk—The Company purchases its inventories for certain product categories from a small number of vendors. One of the Company’s vendors individually represented 53% of the Company’s inventory purchases for each of the fiscal years ended December 31, 2022 and December 25, 2021, respectively. No other vendor individually has greater than 10% of total inventory purchases.

New Accounting Pronouncements and Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2022 the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that postpones the sunset date of Topic 848 to December 31, 2024. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of these ASUs through December 31, 2024. The Company does not anticipate the amendments of this ASU to have a material impact to its consolidated financial statements upon adoption.

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Loss on Asset Sale

On December 30, 2022, the Company completed the divestiture of the Birch Benders brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P. The Company is currently operating under a Transaction Services Agreement with the buyer through June 30, 2023, and is in the process of winding down the remaining assets and liabilities that were not part of the sale.

The divestiture of the Birch Benders brand and certain related assets positions the Company to focus on its core brands and drive sustainable growth.

For the fiscal year ended December 31, 2022, the Company recognized a pre-tax loss on the sale of Birch Benders of $51.3 million, calculated as follows:

(In thousands)
Cash received	$40,000
Assets sold:
Inventory	(5,424)
Intangible assets, net	(85,867)
Total assets sold	(91,291)
Loss on asset sale	$(51,291)

Birch Benders was part of the Company’s Breakfast and Snacks Reporting Segment. See Note 7. Goodwill for additional discussion on the impairment testing and full write-off of the Birch Benders’ goodwill in the second quarter of fiscal 2022.

Note 4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Rao’s	$580,088	$419,966	$313,618
Noosa	176,166	163,476	153,492
Michael Angelo’s	80,925	79,414	83,896
Birch Benders	41,192	56,330	9,061
Total net sales	$878,371	$719,186	$560,067

Note 5. Inventories, Net

Inventories, net consisted of the following:

(In thousands)	December 31, 2022	December 25, 2021
Finished goods	$76,404	$38,715
Raw materials and packaging supplies	16,198	12,900
Total inventories, net	$92,602	$51,615

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	December 31, 2022	December 25, 2021
Machinery & equipment	$63,077	$45,329
Leasehold improvements	40,288	39,296
Construction in progress	6,384	12,074
Furniture & fixtures	1,605	2,119
Other	1,415	1,649
Gross property and equipment	112,769	100,467
Less: Accumulated depreciation and amortization	48,452	37,796
Property and equipment, net	$64,317	$62,671

Depreciation and amortization expense was approximately $11.6 million, $10.6 million and $10.6 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, of which $10.1 million, $8.9 million and $9.1 million was recorded to cost of sales for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Note 7. Goodwill

Changes in the carrying value of goodwill during the fiscal years ended December 31, 2022 and December 25, 2021 were as follows:

(In thousands)	Goodwill
Balance as of December 26, 2020	$437,290
Purchase accounting adjustments	161
Balance as of December 25, 2021	$437,451
Impairment	(42,052)
Balance as of December 31, 2022	$395,399

In the second quarter of fiscal 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed. The Company compared the estimated fair value of the Birch Benders reporting unit to the carrying value of its assets and liabilities, including goodwill. The fair value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis, both methods weighted equally. It was determined that the carrying value of the goodwill exceeded the Company’s estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, during the fiscal year ended December 31, 2022.

For goodwill impairment testing for the fiscal years ended December 31, 2022 and December 25, 2021, the Company determined it had three reporting units: Rao's / Michael Angelo’s (combined), Noosa and Birch Benders.

In the fourth quarter of fiscal 2022, the Company performed a qualitative analysis of the goodwill for Rao’s/ Michael Angelo’s and Noosa. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not the reporting units had a fair value in excess of their carrying value. Accordingly, no further impairment assessment was necessary, and the Company determined their reporting units were not impaired. There were no further impairment charges related to goodwill in the fiscal year ended December 31, 2022.

There were no impairment charges related to goodwill during the fiscal years ended December 25, 2021 and December 26, 2020.

Note 8. Intangible Assets, Net

Intangible assets, net, consisted of the following:

	December 31, 2022
	Gross carrying	Accumulated	Sale of	Net carrying
(In thousands)	amount	amortization	intangible assets	amount
Intangible assets - definite lives
Customer relationships	$213,000	$89,201	$5,082	$118,717
Tradename	192,347	31,732	80,785	79,830
	405,347	120,933	85,867	198,547
Intangible assets - indefinite lives
Tradename	153,000	—	—	153,000
Total intangible assets	$558,347	$120,933	$85,867	$351,547

	December 25, 2021
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$213,000	$71,330	$141,670
Tradename	192,347	22,362	169,985
	405,347	93,692	311,655
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$558,347	$93,692	$464,655

In connection with the divestiture of the Birch Benders brand and certain related assets, the Company sold the net amount of definite lived tradename and customer relationships in the amounts of $80.8 million and $5.1 million, respectively, for the fiscal year ended December 31, 2022. See Note 3. Loss on Asset Sale for additional discussion. There were no sales of definite lived intangible assets for the fiscal years ended December 25, 2021 and December 26, 2020.

Amortization expense was approximately $27.2 million, $27.2 million and $23.2 million for the fiscal years ended December 31, 2022, December 25, 2021and December 26, 2020, respectively, of which all was included in selling, general and administrative expense in the Consolidated Statements of Operations.

In the fourth quarter of fiscal 2022, the Company performed a qualitative analysis of the indefinite-lived intangible assets. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not that the indefinite-lived intangible assets had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary. There were no impairment charges related to indefinite-lived intangible assets recognized in the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2023	$22,425
2024	22,425
2025	22,425
2026	22,425
2027	17,782
Thereafter	91,065
Total	$198,547

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	December 31, 2022	December 25, 2021
Accrued trade	$32,337	$23,122
Accrued general expense	17,911	15,327
Accrued compensation and benefits	17,328	10,478
Accrued marketing	1,995	2,830
Total accrued expenses	$69,571	$51,757

Note 10. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,374)	$475,426
Finance lease liabilities	7,017	—	7,017
Total debt	$487,817	$(5,374)	482,443
Less: current portion of finance lease liabilities			99
Total long-term debt			$482,344

	December 25, 2021
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Senior debt	$480,800	$(6,377)	$474,423
Finance lease liabilities	7,095	—	7,095
Total debt	$487,895	$(6,377)	481,518
Less: current portion of finance lease liabilities			98
Long-term debt			$481,420

Senior Debt

In November 2018, in conjunction with the acquisition of Noosa, Sovos Brands Intermediate, Inc. (“Sovos Intermediate”) entered into a Credit Facility Agreement with a term loan of $280 million (“2018 Term Loan”) and a revolving line of credit of $45 million (“Revolving Line of Credit”).

In October 2020, Sovos Intermediate entered into an amendment to its Credit Agreement that provided, among other things, for an additional $100.0 million term loan (the “Incremental Term Loan”).

In June 2021, Sovos Intermediate entered into a First Lien Credit Agreement (“First Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent, and the lenders and issuing banks from time to time party thereto (“First Lien Lenders”), consisting of an initial term loan facility of $580.0 million (“Initial First Lien Term Loan Facility”), and a revolving credit facility of $125.0 million (“Revolving Facility”), including a letter of credit facility with a $45.0 million sublimit. Also in June 2021, Sovos Intermediate entered into a Second Lien Credit Agreement (“Second Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Owl Rock Capital Corporation, as administrative agent and collateral agent, and the lenders from time-to-time party thereto (“Second Lien Lenders”), consisting of an initial term loan facility of $200.0 million (“Initial Second Lien Facility”). In accordance with the First Lien Credit Agreement and Second Lien Credit Agreement, the Company repaid the outstanding 2018 Term Loan and Incremental Term Loan of $373.2 million to Credit Suisse and made a restricted payment for the purpose of paying a dividend in the amount of $400.0 million to the direct or indirect equity holders of the Limited Partnership. See Note 15. Stockholders’ Equity for further information on the dividend payment.

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

The amortization of debt issuance costs and discount of $1.2 million, $1.9 million and $1.8 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, is included within interest expense in the Consolidated Statements of Operations.

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility is London Inter-Bank Offered Rate (“LIBO Rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from

400 to 425 basis points, and was subject to a 50 basis points reduction, at each level, after the consummation of its IPO. In no event shall the LIBO Rate be less than 0.75% per annum for the Initial First Lien Term Loan Facility or less than 0.00% per annum for the Revolving Line of Credit. The Initial First Lien Term Loan Facility matures on June 8, 2028 and the Revolving Facility matures on June 8, 2026. The Initial First Lien Term Loan Facility is collateralized by substantially all of the assets of the Company. On December 30, 2022, Sovos Intermediate and Birch Benders, LLC, a Delaware limited liability company, sold the Birch Benders brand and certain related assets to Hometown Food Company, a Delaware corporation, as permitted under the terms of the First Lien Credit Agreement.

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

The Company had available credit of $125 million under the Revolving Facility as of December 31, 2022 and December 25, 2021, respectively. There was zero outstanding on the Company’s Revolving Credit Facilities as of December 31, 2022 or December 25, 2022. As of December 31, 2022 and December 25, 2021, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 7.91% and 4.50%, respectively.

As of December 31, 2022, the future minimum principal payments for the next five years and thereafter are as follows:

Fiscal Year Ending	(In thousands)
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	480,800
Total	$480,800

Loan Covenants

In connection with the First Lien Credit Agreement, the Company has various financial, affirmative, and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of December 31, 2022, the Company had no outstanding revolving loans, and did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Finance Lease Liabilities

The Company classifies a lease as a finance lease if the lease term is for a major part, or at least 75%, of the remaining economic life of the underlying asset, or if a lease triggers the present value test or the alternative use test. See Note 11. Leases and Note 19. Related Party Transactions for additional discussion of the finance lease liabilities.

Note 11. Leases

The Company leases distribution centers, manufacturing facilities, equipment, and office space. Generally, the term for leases ranges from 2 to 10 years at inception of the contract. Generally, the term for equipment leases is 5 years at inception of the contract. Most manufacturing facilities and office space leases include one or more options to renew, with renewal terms that generally can extend the lease term from 2 to 30 years. The exercise of lease renewal options is at the Company’s discretion.

Operating and finance lease costs are included within Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Operations.

The components of lease expense were as follows:

		Fiscal Year Ended
(In thousands)	Statement of Operations Caption	December 31, 2022	December 25, 2021
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$3,313	$3,266
Variable lease cost (1)	Cost of sales and Selling, general and administrative	1,418	1,384
Total operating lease cost		4,731	4,650

Short term lease cost	Cost of sales and Selling, general and administrative	240	222

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	261	261
Interest on lease liabilities	Interest expense, net	530	532
Total finance lease cost		791	793

Total lease cost		$5,762	$5,665

(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes, and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	December 31, 2022	December 25, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$13,332	$15,672
Finance lease right-of-use assets	Property and equipment, net	6,038	6,299
Total lease assets		$19,370	$21,971

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,308	$3,216
Finance lease liabilities	Current portion of long-term debt	99	98
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	14,063	17,302
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,918	6,997
Total lease liabilities		$24,388	$27,613

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	December 31, 2022	December 25, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.4	7.1
Finance leases	34.2	34.8
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	7.8%	7.8%

Future maturities of lease liabilities as of December 31, 2022 are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2023	$4,062	$609
2024	3,493	557
2025	2,982	549
2026	3,005	520
2027	3,064	525
Thereafter	3,856	18,445
Total lease payments	20,462	21,205
Less: Interest	(3,091)	(14,188)
Present value of lease liabilities	$17,371	$7,017

As of December 31, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,045	$3,893
Operating cash flows from finance leases	530	532
Financing cash flows from finance leases	78	$66
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	—	—
Operating leases	78	1,638

Note 12. Commitments and Contingencies

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

Purchase Commitments

The Company has third-party purchase obligations for raw materials, packaging, and co-manufacturing. These commitments have been entered into based on future projected needs. For the fiscal years ended December 31, 2022 and December 25, 2021, the Company made third-party purchases in the amount of $3.0 million and $2.4 million, respectively, under purchase commitments. As of December 31, 2022, the Company had outstanding minimum purchase commitments with one supplier. The estimated annual minimum purchase commitments with the supplier are as follows:

Fiscal Year Ending	(In thousands)
2023	$3,500
2024	3,500
2025	2,375
2026	—
2027	—
Thereafter	—
Total	$9,375

See Note 19. Related Party Transactions for information about our commitments to related parties.

Note 13. Fair Value of Financial Instruments

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

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of December 31, 2022 and December 25, 2021, based on interest rates currently available to the Company for similar borrowings.

Derivative financial instruments

The Company uses option contracts to manage foreign currency risk and uses interest rate caps (options) to manage interest rate risk. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP. The estimated fair values of the derivative assets and liabilities on the Company’s forward contracts are based on foreign currency exchange rates in active markets. The estimated fair value of the interest rate instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2022 were classified as Level 2 of the fair value hierarchy. There were no derivative financial instruments as of December 25, 2021.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,628	$—	$3,628
Total assets	$—	$3,628	$—	$3,628

Liabilities
Derivatives not designated as hedging instruments	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33

The fair value estimates presented herein are based on information available to management as of December 31, 2022. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 14. Hedging and Derivative Financial Instruments for additional information.

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

In the second quarter of fiscal 2022, the Company determined that the carrying value of the Birch Benders goodwill exceeded its estimate of the implied fair value of goodwill. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million. See Note 7. Goodwill for additional information.

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended December 31, 2022 and December 25, 2021.

Note 14. Hedging and Derivative Financial Instruments

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

All derivative instruments are carried at fair value in the Consolidated Balance Sheets, primarily in the following line items, as applicable: prepaid expenses and other current assets, other long-term assets and accrued expenses. The carrying values of the derivatives reflect the impact of netting agreements. These netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

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

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all our derivatives are straightforward over-the-counter instruments with liquid markets. See Note 13. Fair Value of Financial Instruments for additional information.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the fiscal year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in OCI in the Consolidated Statements of Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.4 million will be reclassified as a reduction to interest expense.

During the fiscal year ended December 31, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate under the Initial First Lien Term Loan Facility. As of December 31, 2022, the Company had one

LIBOR interest rate cap agreement with a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk. The interest rate cap has a strike price of 4.00% and a maturity date of July 31, 2024. The interest rate cap was determined to be fully effective during all periods presented.

Within the Company’s Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Consolidated Statements of Cash Flows.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $145.7 million and $0 as of December 31, 2022 and December 25, 2021, respectively.

The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the selling, general and administrative line item in our Consolidated Statements of Operations. Within the Company’s Consolidated Balance Sheets, the foreign currency economic hedges are recorded at fair value. The cash flows related to the foreign currency economic hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

The following table presents the fair values of the Company’s derivative instruments:

		December 31, 2022		December 25, 2021
(In thousands)	Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Accrued expenses	$—	$33	$—	$—
Total derivatives not designated as hedging instruments		$—	$33	$—	$—

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$1,997	$—	$—	$—
Interest rate caps - long term	Other long-term assets	1,631	—	—	—
Total derivatives designated as hedging instruments		$3,628	$—	$—	$—

Total derivatives		$3,628	$33	$—	$—
(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented:

(In thousands)	Amount of Gain or (Loss) Recognized in OCI
	Fiscal Year Ended
Derivatives in Subtopic 815-20 Hedging Relationships	December 31, 2022	December 25, 2021	December 26, 2020
Derivatives in cash flow hedging relationships
Interest rate caps	$2,150	$—	$—

(In thousands)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Fiscal Year Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	December 31, 2022	December 25, 2021	December 26, 2020
Derivatives in cash flow hedging relationships
Interest expense, net	$112	$—	$—

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the periods presented:

		Gain (Loss) Recognized
		Fiscal Year Ended
		December 31,	December 25,	December 26,
(In thousands)	Statement of Operations Location	2022	2021	2020
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 163,025	$ 135,060	$ 124,612
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	(33)	—	—

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	27,851	30,885	19,895
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	112	—	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022. The Company had no derivatives as of December 25, 2021.

Offsetting of Derivative Assets
As of December 31, 2022
(In thousands)					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet		Financial Instruments	Cash Collateral Posted	Gross Amounts of Recognized Assets
Derivatives
Foreign currency contracts	$56	$(56)		$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	56	(56)		—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,628	—			—	—	3,628
Total derivatives	$3,684	$(56)	$		$—	$—	$3,628

Offsetting of Derivative Liabilities
As of December 31, 2022
(In thousands)					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	'	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(89)	$56	$(33)		$—	$—	$(33)
Total derivatives, subject to a master netting arrangement	(89)	56	(33)		—	—	(33)
Total derivatives, not subject to a master netting arrangement	—	—	—		—	—	—
Total derivatives	$(89)	$56	$(33)		$—	$—	$(33)

Note 15. Stockholders’ Equity

Dividend distribution

On June 8, 2021, the Company paid a one-time cash dividend to the Limited Partnership. The total amount of the dividend was $400 million and was recorded against APIC.

Stock split

On September 8, 2021, the Company filed a certificate of amendment to its Certificate of Incorporation (“Certificate of Amendment”) with the Secretary of State of the State of Delaware. Prior to the effective date of the Certificate of Amendment, the Company was authorized to issue 750,000 shares of common stock at $0.01 par value. As a result of the filing of the Certificate of Amendment, the Company became authorized to issue 500,000,000 shares of common stock at

$0.001 par value. Pursuant to the Certificate of Amendment, on September 8, 2021 the Company effected a stock split of its common stock, at a rate of 120.8-for-1 (the “Stock Split”), accompanied by a corresponding increase in the Company’s issued and outstanding shares of common stock. No fractional shares of common stock were issued upon the Stock Split. Any holder of common stock with aggregated shares totaling to fractional shares were rounded up to the nearest whole share. The accompanying consolidated financial statements and related disclosure for periods prior to the Stock Split have been retroactively restated to reflect the filing of the Certificate of Amendment, including the Stock Split.

As a result of the Stock Split, the Company had a total of 74,058,447 shares issued and outstanding as of September 8, 2021. In connection with the IPO, on September 22, 2021, the Limited Partnership distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of IUs, in accordance with the applicable terms of its partnership agreement.

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

As a result of the IPO, secondary offering and the exercise of the underwriters’ option to purchase additional shares, the new investors in the Company own 36,609,100 shares of the common stock, or approximately 36.2% of the total 101,214,297 shares of common stock outstanding as of March 8, 2023.

Note 16. Equity-Based Compensation

Pre-IPO Equity

2017 Equity Incentive Plan

In 2017, the Sovos Brands Limited Partnership 2017 Equity Incentive Plan (“2017 Plan”), was established providing certain employees and nonemployees of the Company equity-based compensation in the form of Incentive Units (“IUs”) of the Limited Partnership, as consideration for services to the Company. The IUs, were deemed to be equity instruments subject to expense recognition under FASB ASC 718, Compensation — Stock Compensation. The estimate of fair value of the IUs granted was determined as of the grant date.

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

Significant assumptions used to estimate the fair value of the Incentive Units were as follows, which were the same between service based and performance-based shares:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020
Expected term	1.5 to 3.5 yrs	1.5 to 3.5 yrs
Risk-free rate of return	1.61%	1.61%
Applied volatility	20%	20%

The expected term represents management’s estimate of time to an exit event. The risk-free rate of return is based upon the US Treasury yield through time to liquidity. Applied volatility is based on the volatility of a sample of publicly traded companies in markets similar to Sovos Brands Holdings, Inc.

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

The IUs’ activity for the fiscal year ended December 25, 2021 were as follows:

	Service Based		Performance Based
		Weighted Average		Weighted Average
	Incentive	Grant Date	Incentive	Grant Date
	Units	Fair Value	Units	Fair Value
Outstanding at December 26, 2020	34,659	$245	46,000	$15
Granted	1,231	842	1,722	8
Forfeited	(332)	407	(908)	13
Distribution of common stock with respect to IUs (1)	(35,558)	264	(46,814)	14
Outstanding at December 25, 2021	—	$—	—	$—
Vested at December 25, 2021	—	—	—	—
(1)	In connection with the IPO, the Limited Partnership distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of IUs, in accordance with the applicable terms of its partnership agreement.

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

The distribution of Sovos common stock with respect to IUs was calculated based on a multi-step valuation which included a comparison of the fair value of the Company based on the pricing at the Company’s IPO to the fair value of the outstanding partnership units of the Limited Partnership, including the IUs granted under the 2017 Plan. The conversion was based on:

●	a ratio that takes into account the number of IUs held,
●	the application distribution threshold applicable to the IUs, and
●	the value of distributions that the holder would have been entitled to receive had the Limited Partnership liquidated on the date of such replacement in accordance with the terms of the distribution “waterfall” set forth in the Partnership Agreement.

Restricted Common Stock

The following table summarizes our restricted common stock activity during the fiscal years ended December 31, 2022 and December 25, 2021:

	Service Based		Performance Based
		Weighted Average		Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Common Stock	Fair Value	Common Stock	Fair Value
Nonvested at December 26, 2020	—	$—	—	$—
Distribution of restricted common stock (1)(2)	94,646	12.00	3,319,291	3.91
Granted	—	—	—	—
Vested	(18,558)	12.00	(683,442)	7.86
Forfeited back to the Limited Partnership(3)	(3,847)	12.00	(45,001)	2.89
Nonvested at December 25, 2021	72,241	$12.00	2,590,848	$5.25
Granted	—	—	—	—
Vested	(63,548)	12.00	(276,008)	13.29
Forfeited back to the Limited Partnership(3)	(1,229)	12.00	(371,974)	4.98
Nonvested at December 31, 2022	7,464	12.00	1,942,866	4.15
Vested at December 31, 2022	791,012	$12.00	959,450	$9.42
(1)	The service-based restricted common stock excludes 708,906 shares that vested prior to distribution. None of the performance-based restricted common stock vested prior to distribution.
(2)	The weighted average grant date fair value for the performance-based restricted common stock at distribution was based on the 2.0x multiple of invested capital (“MOIC”) modification described below. A subsequent modification in November 2021 to the 4.0x MOIC restricted common stock resulted in an increase in the weighted average grant date fair value for those shares to $15.15 per share.
(3)	Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

In connection with the IPO, a change in the vesting of the existing performance-based IUs and accordingly the related distributed restricted stock resulted in a modification to the grants and required the shares to be revalued as of the IPO date, resulting in a modified grant date fair value of approximately $13.0 million. The fair value of the performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.  Specifically, the model revalued the performance units based on the revised vesting condition of the 2.0x MOIC restricted common stock achieving the 2.0x MOIC based on a 30-day volume weighted average price with remainder of the restricted common stock vesting upon the earlier of the Limited Partnership owning 25% or less of the company or 30 months post-IPO. On November 3, 2021, the performance condition of the 2.0x MOIC restricted common stock was met and, accordingly, 683,442 shares of restricted stock with a performance-based vesting condition vested.

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

As of December 31, 2022, 7,464 shares of restricted common stock resulting from the distribution of common stock with respect to nonvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of December 31, 2022, of the remaining 1,942,866 shares of restricted common stock resulting from the distribution with respect to nonvested performance-based IUs, 169,698 shares will vest on the earlier of December 30, 2023 or when the original performance condition is achieved and the remaining 1,776,168 shares will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved.

The equity-based compensation expense prior to the IPO was considered to be a transaction with the Limited Partnership and was classified as a component within additional paid-in capital in the Company’s consolidated statements of changes in stockholder’s equity.

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

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2021 Plan. The following table summarizes our restricted stock unit activity during the fiscal years ended December 31, 2022 and December 25, 2021:

		Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding at December 26, 2020	—	$—
Granted	967,158	12.00
Vested	—	—
Forfeited	(39,936)	12.00
Outstanding at December 25, 2021	927,222	12.00
Granted	946,949	14.06
Vested	(75,363)	12.07
Forfeited	(181,793)	12.48
Outstanding at December 31, 2022	1,617,015	$13.15
Vested at December 31, 2022	75,363	$12.07

In connection with the IPO, and under the 2021 Plan, the Company granted 967,158 time-based RSUs to certain employees and independent directors. The RSUs include (i) 759,362 RSUs issued to certain employees with each award vesting 100% on the third anniversary of the grant date, subject in general to the applicable employee’s continued service through the vesting date, (ii) 191,130 RSUs issued to certain employees and independent directors with each award vesting in three equal annual installments, subject in general to the employee’s or director’s continued service through the vesting date, and (iii) 16,666 RSUs issued to certain of our independent directors that vest on the earlier of the first anniversary of the grant date and immediately prior to our first annual meeting of stockholders following the IPO, in each case subject in general to the applicable director’s continued service through the vesting date.

During the fiscal year ended December 31, 2022, the Company granted 946,949 time-based RSUs to certain employees and independent directors. The RSUs include (i) 604,833 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 314,306 RSUs issued to employees with each award vesting in three annual installments, and (iii) 27,810 RSUs issued to independent directors that vest on the earlier of the first anniversary of the grant date and immediately prior to our 2023 annual meeting of stockholders, all of which are subject in general to the employee’s and independent director’s continued service through the vesting date.

Performance-based Restricted Stock Units

The Company has issued performance-based restricted stock units (“PSUs”) under the 2021 Plan. The following table summarizes our performance-based restricted stock unit activity during the fiscal years ended December 31, 2022 and December 25, 2021:

	Performance-based	Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding at December 26, 2020	—	$—
Granted	687,690	7.09
Vested	—	—
Forfeited	(5,728)	7.09
Outstanding at December 25, 2021	681,962	7.09
Granted	423,222	15.63
Vested	—	—
Forfeited	(130,493)	8.58
Outstanding at December 31, 2022	974,691	$10.60
Vested at December 31, 2022	—	$—

In connection with the IPO and under the 2021 Plan, the Company granted 687,690 PSUs to certain employees with each award vesting subject in general to the achievement of the performance condition and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

During the fiscal year ended December 31, 2022, the Company granted 343,800 PSUs to employees with each award vesting subject in general to the achievement of a performance condition that measures the total shareholder return (“TSR”) relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200% with straight-line interpolation applied and subject in general to the employee’s continued service through the vesting date. During the fiscal year ended December 31, 2022, the Company also granted 79,422 PSUs to an employee subject in general to the achievement of the performance condition and subject to the employee’s continued service through the vesting date. The fair value of the PSUs granted during the fiscal year ended December 31, 2022 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

As of December 31, 2022, there was an aggregate of 7,072,175 shares of common stock available for future equity awards under the 2021 Plan.

Equity-based Compensation Expense

The Company grants equity-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation and recognizes the related expense for these awards ratably over the applicable vesting period. Such expense is recognized as a selling, general and administrative expense in the Consolidated Statements of Operations. The following table summarizes the equity-based compensation expense recognized for the Company’s equity plans:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021
Equity awards under the 2017 Plan (Pre-IPO)
RSAs	$1,103	$1,750
PSAs	6,677	6,688
Total equity-based compensation expense for the 2017 Plan	7,780	8,438
Equity awards under the 2021 Plan (Post-IPO)
RSUs	7,425	982
PSUs	3,233	404
Total equity-based compensation expense for the 2021 Plan	10,658	1,386
Total equity-based compensation expense	$18,438	$9,824

The Company expects to record equity-based compensation expense of approximately $27.2 million through the fourth quarter of 2025 resulting from the issuance of the RSAs and PSAs under the 2017 Plan and RSUs and PSUs under the 2021 Plan. See Note 21. Subsequent Events for further discussion.

Note 17. Employee Benefits

The Company sponsors a defined contribution plan. Company contributions to this defined contribution plan are based on employee contributions and compensation. The Company’s contributions to this plan for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 were $1.8 million, $1.8 million and $1.4 million, respectively.

Note 18. Income Taxes

Income tax (expense) benefit consists of the following:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Current:
Federal	$—	$(641)	$—
State	(933)	(791)	(1,928)
Total current tax (expense)	(933)	(1,432)	(1,928)
Deferred:
Federal	10,229	(3,414)	(805)
State	3,592	1,171	(3,944)
Total deferred tax (expense) benefit	13,821	(2,243)	(4,749)
Income tax (expense) benefit	$12,888	$(3,675)	$(6,677)

Total income tax (expense) benefit in fiscal 2022, 2021 and 2020 varies from the amounts computed by applying the federal statutory income tax rate of 21% to income (loss) before income taxes primarily due to the following items:

	Fiscal Year Ended
(In thousands)	December 31, 2022		December 25, 2021		December 26, 2020
United States statutory income tax (expense) benefit	$13,931	21.0%	$(1,175)	21.0%	$(3,676)	21.0%
State tax (expense) benefit, net of federal tax	966	1.5	(910)	16.3	(781)	4.5
Transaction costs	—	—	312	(5.6)	2,763	(15.8)
Equity-based compensation	(1,634)	(2.5)	(1,772)	31.7	(406)	2.3
Nondeductible executive compensation	(912)	(1.4)	(625)	11.2	—	—
Other permanent items	(597)	(0.9)	(180)	3.2	(113)	0.6
Remeasurement of deferred tax balances	1,150	1.7	993	(17.7)	(3,388)	19.4
Unrecognized tax (expense) benefit	5	—	121	(2.2)	(609)	3.5
Return to provision	(412)	(0.6)	(236)	4.2	(81)	0.5
Deferred income tax adjustments	164	0.2	(200)	3.6	(450)	2.6
Research and development credit	281	0.4	—	—	—	—
Other, net	(54)	(0.1)	(3)	0.1	64	(0.4)
Income tax (expense) benefit	$12,888	19.3%	$(3,675)	65.8%	$(6,677)	38.2%

Deferred tax assets and liabilities reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the tax basis of these assets and liabilities as measured by income tax law. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021
Deferred Tax Assets:
Inventory	$1,148	$1,506
Accrued compensation	3,739	1,832
Bad debt allowance	187	164
Net operating loss	4,035	3,065
Contribution carryover	221	—
Interest limitation	9,395	3,493
Research and development credit	281	—
Equity-based compensation	1,555	229
Lease liability	5,689	6,585
Other	766	231
Total deferred tax assets	27,016	17,105
Deferred Tax Liabilities:
Property and equipment	(8,489)	(6,536)
Intangible assets	(76,671)	(81,860)
Prepaid expenses	(100)	(131)
Right-of-use asset	(4,677)	(5,406)
Interest rate hedge	(489)	—
Other	(234)	(148)
Total deferred tax liabilities	(90,660)	(94,081)
Net deferred tax liabilities	$(63,644)	$(76,976)

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company’s management considers all evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2022, no valuation for deferred tax assets was recorded as management believes it is more likely than not that all the deferred tax assets will be realized.

At December 31, 2022, the Company has a net operating loss (“NOL”) carryforward for federal tax purposes of approximately $14.1 million and $25.9 million for state tax purposes. Additionally, the Company has a research and development (“R&D”) tax credit for federal purposes of $0.3 million.

The following table summarizes the NOL and R&D tax credit carryforwards by jurisdiction:

(In thousands)	Expiration Period	December 31, 2022
Federal NOL	None	$14,147
State NOL	2031‑2042	14,598
State NOL	None	11,327
Federal R&D	2042	281

The Internal Revenue Code limits the use of net operating losses, interest expense carryforward and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the company should have an ownership change of more than 50% of the value of the Company's capital stock, utilization of these carryforwards could be restricted. In connection with the IPO on September 27, 2021, the Company's remaining net operating losses and interest expense carryforwards are subject to the limits of the Internal Revenue Code through fiscal 2021. The Company does not believe that its utilization of carryforwards will be restricted by these limitations.

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

The following table summarizes the Company's unrecognized tax benefits:

(In thousands)
Balance at December 25, 2021	$355
Gross increases related to prior period tax position	48
Gross increases related to current period tax position	—
Gross decreases related to prior period tax position	(88)
Balance at December 31, 2022	$315

Included in the balance of unrecognized tax benefits at December 31, 2022, are potential benefits of $0.3 million that if recognized would affect the effective tax rate on income from continuing operations.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax (expense) benefit. The amount of accrued interest and penalties related to unrecognized tax benefits for the fiscal years ended December 31, 2022 and December 25, 2021 was $0.2 million and $0.1 million, respectively.

None of the Company’s unrecognized tax benefits were recognized by the end of 2022, as a result of settlement with the taxing authorities.

The Company is generally subject to potential federal and state examinations for the tax years on and after December 31, 2014 for federal purposes and December 31, 2015 for state purposes.

Note 19. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by a board member of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of December 31, 2022, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Consolidated Balance Sheets. As of December 31, 2022, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Consolidated Balance Sheets.

The facility lease and land lease contained payments of approximately $0.6 million, $0.5 million and $0.5 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively. In addition, $0.2 million, $0.2 million and $0.2 million was paid for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	Fiscal Year Ended
(In thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Sales	$528	$471	$439
Purchases	$9,041	$5,443	$4,945

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	December 31, 2022	December 25, 2021
Receivables	$29	$26
Payables	$870	$354

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

As of December 31, 2022, the Company has future commitments to purchase approximately $39.9 million of milk from Morning Fresh, approximated at current market price. In addition, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

As of December 31, 2022, the estimated annual minimum purchase commitments with Morning Fresh are as follows:

Fiscal Year Ending	(In thousands)
2023	$8,375
2024	8,375
2025	8,375
2026	8,375
2027	8,375
Thereafter	—
Total	$41,875

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

Advent International Corporation (“Advent”) is a private equity firm which has funds invested in our common stock. Although no individual fund owns a controlling interest in us, together the funds represent our current majority owners.

Advent and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

For the fiscal year ended December 26, 2020, the Company paid to the Limited Partnership $35 thousand for the repurchase of Class A units and IUs. There were no repurchases of Class A units or IUs in the fiscal year ended December 25, 2021. At the time of the Company’s IPO, holders of Class A units and IUs received shares of common stock and restricted common stock of Sovos Brands, Inc. in respect of their Class A units or IUs. See Note 16. Equity-Based Compensation for additional information.

The Company pays legal expenses on behalf of the Limited Partnership and carries a balance within each of accounts receivables and other long-term assets that reflects the amount due from the Limited Partnership.  As of December 31, 2022 and December 25, 2021, the receivable balance was $0.1 million and $0.4 million, respectively.

Note 20. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The following table presents the computation of EPS:

	Fiscal Year Ended
(In thousands, except share and per share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
Net income (loss)	$(53,451)	$1,919	$10,825

Weighted average basic common shares outstanding	100,917,978	80,616,326	74,058,569
Effect of dilutive securities:
Restricted stock units	—	—	1,862,496
Performance stock units	—	—	—
Total	—	—	1,862,496
Weighted average and potential dilutive common shares outstanding	100,917,978	80,616,326	75,921,065

Earnings (loss) per share
Basic	$(0.53)	$0.02	$0.15
Diluted	$(0.53)	$0.02	$0.14

The following table presents the common stock shares equivalent excluded from the calculation of diluted EPS:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Restricted stock units	49,309	927,222	—
Performance stock units	—	—	—
Total anti-dilutive shares	49,309	927,222	—

Note 21. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of December 31, 2022, through the filing date of this report. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited Consolidated Financial Statements.

Equity-Based Compensation

In February 2023, the compensation committee of the Company’s board of directors (“compensation committee”) modified a portion of the existing equity-based compensation awards (restricted stock) dated September 22, 2021, among the Company, the Limited Partnership and the holders of the restricted stock. As a result of these modifications, a portion of the shares that would have vested based upon either a 3.0 MOIC or a 4.0 MOIC (including any related linear interpolation) (the “Original Vesting Criteria”) may instead vest 50 percent on September 23, 2024, and 50 percent on September 23, 2025. Any shares of restricted stock not included in the February modification (or the November 2021 modification) continue to vest solely upon achievement of the Original Vesting Criteria. Any shares of restricted stock that do not vest will be forfeited back to the Limited Partnership. Additionally, the compensation committee modified the IPO PSU awards dated September 23, 2021. As a result of this modification, the performance-based shares may instead vest 50 percent on September 23, 2024, and 50 percent on September 23, 2025.  The Company is currently assessing the accounting treatment for these modifications and will record the necessary incremental equity-based compensation charges through the third quarter of fiscal 2025, which charges in the aggregate are expected to be material.

Foreign Currency Hedge

In February 2023, the Company entered into a foreign currency hedge with a total notional amount of $191.4 million, to offset the earnings impact of foreign currency exchange rates through the end of fiscal 2023.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Pursuant to Item 308(b) of Regulation S-K, this Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by rules applicable to emerging growth companies.

Changes in Internal Control over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended December 31, 2022, other than with respect to the Code of Business Conduct and Ethics disclosure, which is as follows:

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our investor relations website, https://ir.sovosbrands.com/, in the “Corporate Governance” section under “Investors.” In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ rules concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

The audited consolidated financial statements of Sovos Brands, Inc. and its subsidiaries, as required to be filed, are included under Item 8 of this Annual Report on Form 10-K. Other schedules have been omitted as they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

Exhibit
No.	Document

3.1	Amended and Restated Certificate of Incorporation of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
3.2	Amended and Restated Bylaws of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
4.1	Form of Certificate of Common Stock of Sovos Brands, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on August 27, 2021).
4.2

Registration Rights Agreement dated as of September 23, 2021, by and among Sovos Brands, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on November 9, 2021).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 on Form 10-K/A filed on March 21, 2022).
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

†10.35	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.36	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
†10.37	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its directors (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q filed on August 3, 2022).
†10.38	Letter Agreement dated June 15, 2022 between Sovos Brands, Inc. and Tamer Abuaita (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed on August 3, 2022).
*21.1	List of subsidiaries.
*23.1	Consent of Deloitte & Touche LLP.

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

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	Inline XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101). * Filed herewith. † Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sovos Brands, Inc.

	By:	/s/ Todd R. Lachman
Date: March 8, 2023	Name:	Todd R. Lachman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been  signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd R. Lachman Todd R. Lachman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
/s/ Christopher W. Hall Christopher W. Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2023
/s/ William R. Johnson William R. Johnson	Chairman of the Board of Directors	March 8, 2023
/s/ Tamer Abuaita Tamer Abuaita	Director	March 8, 2023
/s/ Jefferson M. Case Jefferson M. Case	Director	March 8, 2023
/s/ Robert L. Graves Robert L. Graves	Director	March 8, 2023
/s/ Neha U. Mathur Neha U. Mathur	Director	March 8, 2023
/s/ David W. Roberts David W. Roberts	Director	March 8, 2023
/s/ Valarie L. Sheppard Valarie L. Sheppard	Director	March 8, 2023
/s/ Vijayanthimala Singh Vijayanthimala Singh	Director	March 8, 2023