Form 10-Q
period 2023-04-01
Sovos Brands, Inc.
filed 2023-05-10
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of May 5, 2023, there were 101,226,478 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	April 1, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,638	$138,654
Accounts receivable, net	93,447	87,695
Inventories, net	86,727	92,602
Prepaid expenses and other current assets	12,382	11,974
Total current assets	346,194	330,925
Property and equipment, net	63,275	64,317
Operating lease right-of-use assets	12,724	13,332
Goodwill	395,399	395,399
Intangible assets, net	345,941	351,547
Other long-term assets	2,485	3,279
TOTAL ASSETS	$1,166,018	$1,158,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,349	$49,264
Accrued expenses	57,679	69,571
Current portion of long-term debt	94	99
Current portion of long-term operating lease liabilities	3,365	3,308
Total current liabilities	116,487	122,242
Long-term debt, net of debt issuance costs	482,580	482,344
Deferred income taxes	64,269	63,644
Long-term operating lease liabilities	13,204	14,063
Other long-term liabilities	517	483
TOTAL LIABILITIES	677,057	682,776

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 101,226,478 and 100,967,910 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	101	101
Additional paid-in-capital	583,172	577,664
Accumulated deficit	(95,445)	(103,291)
Accumulated other comprehensive income	1,133	1,549
TOTAL STOCKHOLDERS’ EQUITY	488,961	476,023
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,166,018	$1,158,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended
	April 1, 2023	March 26, 2022
Net sales	$252,791	$209,933
Cost of sales	181,979	156,025
Gross profit	70,812	53,908
Operating expenses:
Selling, general and administrative	43,414	33,915
Depreciation and amortization	5,980	7,203
Total operating expenses	49,394	41,118
Operating income	21,418	12,790
Interest expense, net	8,701	6,022
Income before income taxes	12,717	6,768
Income tax (expense)	(4,871)	(2,711)
Net income	$7,846	$4,057

Earnings per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Weighted average shares outstanding:
Basic	101,186,223	100,892,547
Diluted	101,507,696	101,262,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	13 Weeks Ended
	April 1, 2023	March 26, 2022
Net income	$7,846	$4,057
Other comprehensive income:
Change in net unrealized loss on derivative instruments	(549)	—
Income tax effect	133	—
Unrealized loss on derivative instruments, net of tax	(416)	—
Total comprehensive income	$7,430	$4,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2022	100,967,910	$101	$577,664	$(103,291)	$1,549	$476,023
Equity-based compensation expense	—	—	5,508	—	—	5,508
Shares issued upon vesting of restricted stock units	258,568	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(416)	(416)
Net income	—	—	—	7,846	—	7,846
Balance at April 1, 2023	101,226,478	$101	$583,172	$(95,445)	$1,133	$488,961

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 25, 2021	100,892,547	$101	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	4,087	—	—	4,087
Net income	—	—	—	4,057	—	4,057
Balance at March 26, 2022	100,892,547	$101	$563,313	$(45,783)	$—	$517,631

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	13 Weeks Ended
	April 1, 2023	March 26, 2022
Operating activities
Net income	$7,846	$4,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,469	9,555
Equity-based compensation expense	5,508	4,087
Gain on foreign currency contracts	(133)	—
Non-cash interest expense	164	—
Deferred income taxes	758	306
Amortization of debt issuance costs	316	316
Non-cash operating lease expense	608	603
Provision for excess and obsolete inventory	836	484
Other	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,752)	(12,065)
Inventories, net	5,039	1,275
Prepaid expenses and other current assets	(4,209)	(1,043)
Other long-term assets	(45)	(10)
Accounts payable	6,437	4,896
Accrued expenses	(7,897)	(538)
Other long-term liabilities	34	10
Operating lease liabilities	(802)	(728)
Net cash provided by operating activities	17,177	11,199
Investing activities
Purchases of property and equipment	(2,173)	(7,180)
Net cash (used in) investing activities	(2,173)	(7,180)
Financing activities
Repayments of capital lease obligations	(20)	(24)
Net cash (used in) financing activities	(20)	(24)
Cash and cash equivalents
Net increase in cash and cash equivalents	14,984	3,995
Cash and cash equivalents at beginning of period	138,654	66,154
Cash and cash equivalents at end of period	$153,638	$70,149

Supplemental disclosures of cash flow information
Cash paid for interest	$9,973	$5,937
Cash proceeds from interest	(1,282)	(3)
Cash paid for taxes	140	37
Proceeds from income tax refunds	(43)	(10)
Non-cash investing and financing transactions
Acquisition of property and equipment not yet paid	$146	$467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Company Overview

Description of Business

Sovos Brands, Inc. and its wholly-owned subsidiaries (the “Company,” “Sovos Brands,” “we,” “us,” “our”) is a growth-oriented consumer-packaged food company with a portfolio of brands aimed at bringing today’s consumers great tasting food that fits the way they live. The Company’s four wholly-owned operating subsidiaries include: Rao’s Specialty Foods, Inc. (“Rao’s”); Bottom Line Food Processors, Inc. doing business as Michael Angelo’s Gourmet Foods, Inc. (“Michael Angelo’s”); Noosa Yoghurt, LLC (“Noosa”); and Aidaca, LLC. The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza and yogurts, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, and noosa which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable. Our products are premium and made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Through the end of fiscal 2022, the Company sold products marketed under the brand name of Birch Benders, including pancake and waffle mixes, other baking mixes and frozen waffles. See Note 3. Loss on Asset Sale for additional information on the December 30, 2022 divestiture of the Birch Benders brand and certain related assets.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in U.S. dollars.

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in December of each year. Our fiscal year ending December 31, 2022 (“fiscal 2022”) had 53 weeks.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on March 8, 2023 (“2022 Form 10-K”).

Note 2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2022 Form 10-K, other than what is described below.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The Company previously adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments effective December 27, 2020, and therefore this amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments of ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of this ASU had no impact to the Company’s condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the quarter had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Loss on Asset Sale

On December 30, 2022, the Company completed the divestiture of the Birch Benders brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P. The Company is currently operating under a Transition Services Agreement with the buyer through June 30, 2023, and is in the process of winding down the remaining assets and liabilities that were not part of the sale.

The divestiture of the Birch Benders brand and certain related assets positions the Company to focus on its core brands and drive sustainable growth.

For the fiscal year ended December 31, 2022, the Company recognized a pre-tax loss on the sale of Birch Benders of $51.3 million, calculated as follows:

(In thousands)
Cash received	$40,000
Assets sold:
Inventory	(5,424)
Intangible assets, net	(85,867)
Total assets sold	(91,291)
Loss on asset sale	$(51,291)

Note 4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Rao’s	$189,191	$137,412
Noosa	45,284	41,851
Michael Angelo’s	19,102	20,242
Birch Benders	(786)	10,428
Total net sales	$252,791	$209,933

The activity for Birch Benders for the 13 weeks ended April 1, 2023 is related to winding down promotional discount activity in the period.

Note 5. Inventories, Net

Inventories, net consisted of the following:

(In thousands)	April 1, 2023	December 31, 2022
Finished goods	$73,205	$76,404
Raw materials and packaging supplies	13,522	16,198
Total inventories, net	$86,727	$92,602

Note 6. Goodwill

There were no changes in the carrying value or impairment charges related to goodwill during the 13 weeks ended April 1, 2023 and March 26, 2022.

Note 7. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	April 1, 2023
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$207,300	$92,979	$114,321
Tradename	101,747	23,127	78,620
	309,047	116,106	192,941
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$462,047	$116,106	$345,941

	December 31, 2022
	Gross carrying	Accumulated	Sale of	Net carrying
(In thousands)	amount	amortization	intangible assets	amount
Intangible assets - definite lives
Customer relationships	$213,000	$89,201	$5,082	$118,717
Tradename	192,347	31,732	80,785	79,830
	405,347	120,933	85,867	198,547
Intangible assets - indefinite lives
Tradename	153,000	—	—	153,000
Total intangible assets	$558,347	$120,933	$85,867	$351,547

In connection with the divestiture of the Birch Benders brand and certain related assets, the Company sold the net amount of definite lived tradename and customer relationships in the amounts of $80.8 million and $5.1 million, respectively, for the fiscal year ended December 31, 2022. See Note 3. Loss on Asset Sale for additional discussion. There were no sales of definite lived intangible assets for the 13 weeks ended April 1, 2023.

Amortization expense related to intangible assets during the 13 weeks ended April 1, 2023 and March 26, 2022 was $5.6 million and $6.8 million, respectively.

There were no impairment charges related to intangible assets during the 13 weeks ended April 1, 2023 and March 26, 2022.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$16,819
2024	22,425
2025	22,425
2026	22,425
2027	17,782
Thereafter	91,065
Total	$192,941

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	April 1, 2023	December 31, 2022
Accrued trade	$30,419	$32,337
Accrued general expense	17,784	17,911
Accrued compensation and benefits	8,412	17,328
Accrued marketing	1,064	1,995
Total accrued expenses	$57,679	$69,571

Note 9. Long-Term Debt

Long-term debt consisted of the following:

	April 1, 2023
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,123)	$475,677
Finance lease liabilities	6,997	—	6,997
Total debt	$487,797	$(5,123)	482,674
Less: current portion of finance lease liabilities			94
Total long-term debt			$482,580

	December 31, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,374)	$475,426
Finance lease liabilities	7,017	—	7,017
Total debt	$487,817	$(5,374)	482,443
Less: current portion of finance lease liabilities			99
Total long-term debt			$482,344

Senior Debt

In June 2021, Sovos Brands Intermediate, Inc. (“Sovos Intermediate”) entered into a First Lien Credit Agreement (“First Lien Credit Agreement”) among Sovos Intermediate, Sovos Brands Holdings, Inc., Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent, and the lenders and issuing banks from time to time party thereto (“First Lien Lenders”), consisting of an initial term loan facility of $580.0 million (“Initial First Lien Term Loan Facility”), and a revolving credit facility of $125.0 million (“Revolving Facility”), including a letter of credit facility with a $45.0 million sublimit.

The Initial First Lien Term Loan Facility was issued with a discount of $1.5 million and the Company paid debt issuance costs of $6.8 million. The discounts and debt issuance costs paid on the Initial First Lien Term Loan Facility were capitalized. The debt transaction on the Revolving Facility was accounted for as a debt modification. The Company continued to amortize $0.2 million of debt issuance costs on a previous Revolving Line of Credit over the new life of the debt, and paid $1.1 million in debt issuance costs for the new Revolving Facility, which was capitalized.

In 2021, the Company prepaid $99.2 million of the outstanding principal balance under the Initial First Lien Term Loan Facility. Upon the partial prepayment of the Initial First Lien Term Loan Facility, the Company recognized a $1.4 million proportional loss on the partial extinguishment of the related unamortized issuance costs and discounts. The remaining principal balance on the Initial First Lien Term Loan Facility, after the $99.2 million prepayment, is $480.8 million. The Company has directed Credit Suisse to apply the prepayment against future scheduled principal installments, which eliminates all future principal payments for the remaining term of the loan.

The amortization of debt issuance costs and discount of $0.3 million and $0.3 million for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively, is included within interest expense, net in the Condensed Consolidated Statements of Operations.

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility is London Inter-Bank Offered Rate (“LIBO Rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from 400 to 425 basis points, and was subject to a 50 basis points reduction, at each level, after the consummation of its initial public offering ("IPO"). In no event shall the LIBO Rate be less than 0.75% per annum for the Initial First Lien Term Loan

Facility or less than 0.00% per annum for the Revolving Line of Credit. The Initial First Lien Term Loan Facility matures on June 8, 2028 and the Revolving Facility matures on June 8, 2026. The Initial First Lien Term Loan Facility is collateralized by substantially all the assets of the Company. On December 30, 2022, Sovos Intermediate and Birch Benders, LLC, a Delaware limited liability company (renamed Aidaca, LLC), sold the Birch Benders brand and certain related assets to Hometown Food Company, a Delaware corporation, as permitted under the terms of the First Lien Credit Agreement.

The Company had available credit of $125.0 million under the Revolving Facility as of April 1, 2023 and December 31, 2022, respectively. There was zero outstanding on the Revolving Facility as of April 1, 2023 and December 31, 2022. As of April 1, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 8.33% and 7.91%, respectively.

Loan Covenants

In connection with the First Lien Credit Agreement, the Company has various financial, affirmative and negative covenants that it must adhere to as specified within the loan agreements. The First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of April 1, 2023, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

See Note 10. Leases and Note 17. Related Party Transactions for additional discussion of the finance lease liabilities.

Note 10. Leases

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

The components of lease expense were as follows:

		13 Weeks Ended
(In thousands)	Statement of Operations Caption	April 1, 2023	March 26, 2022
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$811	$840
Variable lease cost (1)	Cost of sales and Selling, general and administrative	427	363
Total operating lease cost		1,238	1,203

Short term lease cost	Cost of sales and Selling, general and administrative	35	46

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	65	65
Interest on lease liabilities	Interest expense, net	132	133
Total finance lease cost		197	198

Total lease cost		$1,470	$1,447
(1)	Variable lease cost primarily consists of common area maintenance, utilities, taxes and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	April 1, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,724	$13,332
Finance lease right-of-use assets	Property and equipment, net	5,973	6,038
Total lease assets		$18,697	$19,370

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,365	$3,308
Finance lease liabilities	Current portion of long-term debt	94	99
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	13,204	14,063
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,903	6,918
Total lease liabilities		$23,566	$24,388

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	April 1, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.3	6.4
Finance leases	34.1	34.2
Weighted-average discount rate
Operating leases	5.0%	4.9%
Finance leases	7.9%	7.8%

Future maturities of lease liabilities as of April 1, 2023, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	$3,058	$457
2024	3,493	557
2025	2,982	549
2026	3,005	520
2027	3,064	525
Thereafter	3,856	18,445
Total lease payments	19,458	21,053
Less: Interest	(2,889)	(14,056)
Present value of lease liabilities	$16,569	$6,997

As of April 1, 2023, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,004	$1,011
Operating cash flows from finance leases	132	133
Financing cash flows from finance leases	20	24

Note 11. Commitments and Contingencies

Litigation

From time to time, we are subject to various legal actions arising in the ordinary course of our business. We cannot predict with reasonable assurance the outcome of these legal actions brought against us as they are subject to uncertainties. Accordingly, any settlement or resolution in these legal actions may occur and affect our net income in such period as the settlement or resolution. We do not believe the outcome of any existing legal actions would have a material adverse effect on our consolidated financial statements taken as a whole.

Purchase Commitments

The Company has third-party purchase obligations for raw materials, packaging, and co-manufacturing. These commitments have been entered into based on future projected needs. As of April 1, 2023, the Company had outstanding minimum purchase commitments with one supplier. The estimated annual minimum purchase commitments with the supplier are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$1,827
2024	3,500
2025	1,492
2026	—
2027	—
Thereafter	—
Total	$6,819

See Note 17. Related Party Transactions for information about our commitments to related parties.

Note 12. Fair Value of Financial Instruments

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

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of April 1, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of April 1, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall.

As of April 1, 2023	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 1, 2023
Assets
Derivatives not designated as hedging instruments	$—	$100	$—	$100
Derivatives in cash flow hedging relationships	$—	$2,915	$—	$2,915
Total assets	$—	$3,015	$—	$3,015

Liabilities
Derivatives not designated as hedging instruments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of December 31, 2022	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,628	$—	$3,628
Total assets	$—	$3,628	$—	$3,628

Liabilities
Derivatives not designated as hedging instruments	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33

The fair value estimates presented herein are based on information available to management as of April 1, 2023. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 13. Hedging and Derivative Financial Instruments for additional information.

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 13 weeks ended April 1, 2023 and the fiscal year ended December 31, 2022.

Note 13. Hedging and Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk and interest rate risk.

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

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all our derivatives are straightforward over-the-counter instruments with liquid markets. See Note 12. Fair Value of Financial Instruments for additional information.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the 13 weeks ended April 1, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $0.9 million will be reclassified as a reduction to interest expense.

During the fiscal year ended December 31, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate debt under the Initial First Lien Term Loan Facility. As of April 1, 2023, the Company had one LIBOR interest rate cap agreement (the “LIBOR Cap Agreement”) with a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk. The LIBOR Cap Agreement has a strike price of 4.00% and a maturity date of July 31, 2024. The LIBOR Cap Agreement is designated for cash flow hedge accounting with all changes in fair value deferred into accumulated OCI.

Within the Company’s Condensed Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Foreign Currency Hedge

During the 13 weeks ended April 1, 2023, the Company entered into a foreign currency hedge to offset the earnings impact of foreign currency exchange rates through the end of fiscal 2023.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $270.9 million and $145.7 million as of April 1, 2023 and December 31, 2022, respectively.

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

The following table presents the fair values of the Company’s derivative instruments:

		April 1, 2023		December 31, 2022
(In thousands)	Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Prepaid expenses and other current assets	$100	$—	$—	$—
Foreign currency contracts(1)	Accrued expenses	—		—	33
Total derivatives not designated as hedging instruments		$100	$—	$—	$33

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$2,059	$—	$1,997	$—
Interest rate caps - long term	Other long-term assets	856	—	1,631	—
Total derivatives designated as hedging instruments		$2,915	$—	$3,628	$—

Total derivatives		$3,015	$—	$3,628	$33
(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented:

(In thousands)	Amount of Gain or (Loss) Recognized in OCI
	13 Weeks Ended
Derivatives in Subtopic 815-20 Hedging Relationships	April 1, 2023	March 26, 2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(294)	$—

(In thousands)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	13 Weeks Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	April 1, 2023	March 26, 2022
Derivatives in cash flow hedging relationships
Interest expense, net	$254	$—

The following table presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the periods presented:

		Gain (Loss) Recognized
		13 Weeks Ended
		April 1,	March 26,
(In thousands)	Statement of Operations Location	2023	2022
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 43,414	$ 33,915
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	100	—

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	8,701	6,022
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	254	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of April 1, 2023 and December 31, 2022.

Offsetting of Derivative Assets
As of April 1, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Gross Amounts of Recognized Assets
Derivatives
Foreign currency contracts	$620	$(520)	$100	$—	$—	$100
Total derivatives, subject to a master netting arrangement	620	(520)	100	—	—	100
Total derivatives, not subject to a master netting arrangement	2,915	—	2,915	—	—	2,915
Total derivatives	$3,535	$(520)	$3,015	$—	$—	$3,015

Offsetting of Derivative Liabilities
As of April 1, 2023
						Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet		'	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(520)	$520	$			$—	$—	$
Total derivatives, subject to a master netting arrangement	(520)	520		—		—	—		—
Total derivatives, not subject to a master netting arrangement	—	—		—		—	—		—
Total derivatives	$(520)	$520		$-		$—	$—		$-

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Gross Amounts of Recognized Assets
Derivatives
Foreign currency contracts	$56	$(56)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	56	(56)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,628	—	—	—	—	3,628
Total derivatives	$3,684	$(56)	$—	$—	$—	$3,628

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(89)	$56	$(33)	$—	$—	$(33)
Total derivatives, subject to a master netting arrangement	(89)	56	(33)	—	—	(33)
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—
Total derivatives	$(89)	$56	$(33)	$—	$—	$(33)

Note 14. Stockholders’ Equity

Common Stock

Prior to the IPO, the Company had a total of 74,058,447 shares issued and outstanding.

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

Preferred Stock

On September 23, 2021, the Company filed an amended and restated certificate of incorporation (“Amended and Restated Charter”) with the Secretary of State of the State of Delaware, which was effective on September 23, 2021. As a result of the filing of the Amended and Restated Charter, the Company was authorized to issue 510,000,000 shares, divided into two classes as follows: (i) 500,000,000 shares are designated shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock issued and outstanding as of April 1, 2023 and December 31, 2022.

Note 15. Equity-Based Compensation

2017 Equity Incentive Plan

In 2017, the Sovos Brands Limited Partnership (the “Limited Partnership”) 2017 Equity Incentive Plan (“2017 Plan”) was established providing certain employees and nonemployees of the Company equity-based compensation in the form of Incentive Units (“IUs”) of the Limited Partnership, as consideration for services to the Company. The IUs, were deemed to be equity instruments subject to expense recognition under FASB ASC 718, Compensation — Stock Compensation. The estimate of fair value of the IUs granted was determined as of the grant date.

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

Restricted Common Stock

In connection with the IPO, a change in the vesting of the existing performance-based IUs and accordingly the related distributed restricted stock resulted in a modification to the grants and required the shares to be revalued as of the IPO date, resulting in a modified grant date fair value of approximately $13.0 million. The fair value of the performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate. Specifically, the model revalued the performance units based on the revised vesting condition of the 2.0x multiple of invested capital (“MOIC”) restricted stock units achieving the 2.0x MOIC based on a 30-day volume weighted average price with the remainder of the restricted stock units vesting upon the earlier of the Limited Partnership owning 25% or less of the Company or 30 months post-IPO. On November 3, 2021, the performance condition of the 2.0x MOIC restricted common stock was met and, accordingly, 683,442 shares of restricted stock with a performance-based vesting condition vested.

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

On February 10, 2023, the Company and the Limited Partnership modified a portion of the existing equity-based compensation awards dated September 22, 2021 among the Company, Limited Partnership and the holders of such restricted stock. As a result of these modifications, a portion of the shares that would have vested based upon a 3.0 MOIC or a 4.0 MOIC (including any related linear interpolation, the “Original Vesting Criteria”) instead vest 50% on September 23, 2024 and 50% on September 23, 2025, or upon achievement of the Original Vesting Criteria, if earlier. The fair value of the modified performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate, resulting in an incremental modified grant date fair value of approximately $5.5 million.

As of April 1, 2023, 5,563 shares of restricted common stock resulting from the distribution of common stock with respect to nonvested time-based IUs vest upon fulfilling time-based service conditions and are scheduled to vest through 2024. As of April 1, 2023, there were 2,348,879 shares of restricted common stock resulting from the distribution with respect to nonvested performance-based IUs, of which 169,698 shares will vest on the earlier of December 30, 2023 or when the original performance condition is achieved, 509,210 shares will vest on the earlier of when the original performance condition is achieved or 50% on September 23, 2024 and 50% on September 23, 2025 and the remaining 1,669,971 shares will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

2021 Equity Incentive Plan

Effective September 21, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves 9,739,244 shares of common stock to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units or equity-based awards to eligible employees, consultants and directors.

Restricted Stock Units

During the 13 weeks ended March 26, 2022, the Company granted 561,355 RSUs to certain employees. The RSUs included (i) 485,316 RSUs issued with each award vesting in two equal annual installments, and (ii) 76,039 RSUs issued to an employee vesting in three equal annual installments, all of which are subject in general to the employee’s continued service through the vesting date.

During the 13 weeks ended April 1, 2023, the Company granted 418,136 RSUs to certain employees. The RSUs included (i) 323,172 RSUs issued to employees with each award vesting in two equal annual installments and (ii) 94,964

RSUs issued to an employee vesting in three equal annual installments, all of which are subject in general to the employee’s continued service through the vesting date.

Performance-based Restricted Stock Units

In connection with the IPO and under the 2021 Plan, the Company granted 687,690 performance-based restricted stock units (“PSUs”) to certain employees with each award vesting subject in general to the achievement of the performance condition and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

On February 10, 2023, the Company modified the IPO PSUs dated September 23, 2021. As a result of this modification, the shares that would have vested based upon the achievement of a performance condition that measures the Total Shareholder Return (“TSR”) (the “Original Vesting Criteria”) instead vest 50% on September 23, 2024 and 50% on September 23, 2025, or upon achievement of the Original Vesting Criteria, if earlier. The fair value of the modified PSUs was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate, resulting in an incremental modified grant date fair value of approximately $4.3 million.

During the 13 weeks ended April 1, 2023 and March 26, 2022, the Company granted 429,082 PSUs and 343,800 PSUs, respectively, to employees with each award vesting subject in general to the achievement of a performance condition that measures the TSR relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200%, with 100% vesting upon achievement of target performance, with straight-line interpolation applied and subject in general to the employee’s continued service through the vesting date. The fair value of the PSUs granted during the 13 weeks ended April 1, 2023 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

As of April 1, 2023, there was an aggregate of 6,286,912 shares of common stock available for future equity awards under the 2021 Plan (treating PSUs that vest based on relative TSR at the 100% target level).

Equity-based Compensation Expense

The Company grants equity-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation and recognizes the related expense for these awards ratably over the applicable vesting period. Such expense is recognized as a selling, general and administrative expense in the Condensed Consolidated Statements of Operations. The following table summarizes the equity-based compensation expense recognized for the Company’s equity plans:

	Fiscal Year Ended
(In thousands)	April 1, 2023	March 26, 2022
Equity awards under the 2017 Plan (Pre-IPO)
RSAs	$138	$356
PSAs	1,607	1,561
Total equity-based compensation expense for the 2017 Plan	1,745	1,917
Equity awards under the 2021 Plan (Post-IPO)
RSUs	2,886	1,480
PSUs	877	690
Total equity-based compensation expense for the 2021 Plan	3,763	2,170
Total equity-based compensation expense	$5,508	$4,087

The Company expects to record equity-based compensation expense of approximately $43.8 million through the first quarter of 2026 resulting from the issuance of the RSAs and PSAs under the 2017 Plan and RSUs and PSUs under the 2021 Plan.

Note 16. Income Taxes

The income tax (expense) and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Income before income taxes	$12,717	$6,768
Effective income tax (expense)	$(4,871)	$(2,711)
Effective tax rate	38.3%	40.0%

The effective tax rates for the 13 weeks ended April 1, 2023 and March 26, 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to changes in earnings, permanent items including limitation on the deduction of executive compensation for public companies and nondeductible equity-based compensation, state taxes and various discrete items.

Note 17. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by a board member and equity holder of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of April 1, 2023, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of April 1, 2023, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets.

The facility and land lease contained total payments of approximately $145 thousand and $142 thousand for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively. In addition, $45 thousand and $46 thousand was paid for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Sales	$113	$117
Purchases	$1,920	$1,970

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	April 1, 2023	December 31, 2022
Receivables	$21	$29
Payables	$—	$870

The Company has a milk supply agreement with Morning Fresh (“Milk Supply Agreement”) for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of April 1, 2023, the Company has future commitments to purchase approximately $37.8 million of milk from Morning Fresh, approximated at current market price. In addition, under the Milk Supply Agreement, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

As of April 1, 2023, the estimated annual minimum purchase commitments with Morning Fresh are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$6,228
2024	8,375
2025	8,375
2026	8,375
2027	8,375
Thereafter	—
Total	$39,728

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

The Company pays legal expenses and tax compliance fees on behalf of the Limited Partnership and carries a balance within other long-term assets that reflects the amount due from the Limited Partnership. As of April 1, 2023 and December 31, 2022, the receivable balance was $0.1 million and $0.1 million, respectively.

Note 18. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The following table presents the computation of EPS for the 13 weeks ended April 1, 2023 and March 26, 2022.

	13 Weeks Ended
(In thousands, except share and per share amounts)	April 1, 2023	March 26, 2022
Net income	$7,846	$4,057

Weighted average basic common shares outstanding	101,186,223	100,892,547
Effect of dilutive securities:
Restricted stock units	190,602	369,556
Performance stock units	130,871	—
Total	321,473	369,556
Weighted average and potential dilutive common shares outstanding	101,507,696	101,262,103

Earnings per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

For the 13 weeks ended April 1, 2023, 429,082 PSUs were outstanding, but were excluded in the computation of diluted EPS because these PSUs were considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the 13 weeks ended March 26, 2022, there were no anti-dilutive shares excluded from the computation of diluted EPS.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	geopolitical tensions, including relating to Ukraine;
●	the COVID-19 pandemic and associated effects;
●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	erosion of the reputation of one or more of our brands;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;

●	our level of indebtedness under our First Lien Credit Agreement (as defined herein), which as of April 1, 2023 was $480.8 million, and our duty to comply with covenants under our First Lien Credit Agreement;
●	the interests of our majority stockholder may differ from those of public stockholders.

See Part I. Item IA. “Risk Factors” in our 2022 Form 10-K for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report. Any forward-looking statement made by us in this report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal year ended December 25, 2021 (“fiscal 2021”) had 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks. Our fiscal year ending December 30, 2023 (“fiscal 2023”) will have 52 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter is comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks ended April 1, 2023 and March 26, 2022 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Emerging Growth Status

As a company with less than $1.235 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements for up to five years that are otherwise applicable generally to public companies. These provisions include, among other matters:

●	exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
●	exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
●	an exemption from the requirement to seek non-binding advisory votes on executive compensation and golden parachute arrangements; and
●	reduced disclosure about executive compensation arrangements.

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

Market Trends

We continue to actively monitor the macroeconomic inflationary environment and the ongoing impacts to the global economy, including market disruptions, supply chain challenges and elevated costs, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home. Consistent with the consumer-packaged food industry, we are seeing certain cost increases across ingredients, packaging materials and labor, putting pressure on our profit margins, while other costs are flat or lower than the prior year. Specific cost increases for the 13 weeks ended April 1, 2023 include, but are not limited to, glass, cardboard and fruit while other costs such as milk and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 13 weeks ended April 1, 2023 has remained relatively flat, while in first half of fiscal 2022 ongoing logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs. In fiscal 2023, labor-related disruptions, including labor shortages and absenteeism, have been less challenging within our operations and among our third-party logistics and other business partners, compared to the prior year where we experienced elevated downtime in our plants, but remain challenging when compared to pre-pandemic levels.

During the 13 weeks ended April 1, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, as well as productivity savings, all of which were partially offset by higher inflationary costs described above. We have recently announced inflation-justified list price increases to our customers, including for yogurt and frozen entrees that were implemented in February 2023.We also continue to execute various productivity and cost savings initiatives within our manufacturing and logistics network, including further automation of our own production facilities, optimization of our co-manufacturing network, product and packaging value engineering, competitive procurement actions, and optimization of our logistics network.  We continue to proactively manage cost inflation risk through forward purchase agreements, where possible, as well as through leveraging our scale and enhancing our relationships with our third-party manufacturing partners to lower the all-in costs to manufacture our products.  Collectively, we expect the pricing actions, productivity initiatives and value engineering that we have implemented to date to mitigate the ongoing increases in costs.

We expect year-over-year inflationary pressures to continue through the remainder of fiscal 2023, and that they will be relatively consistent throughout the full fiscal year 2023. As a result, we have and will continue to closely monitor our pricing.

Based on the information available to us as of the date of this Report, we believe that we will be able to deliver products at acceptable levels to fulfill customer orders on a timely basis. Therefore, we expect our products will continue to be available for purchase to meet consumer needs. We will continue to monitor customer and consumer demand along with our supply chain and logistics capabilities and intend to adapt our plans as needed to continue to drive our business and meet our obligations.

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income to adjusted operating income, reported income tax (expense) to adjusted income tax expense, reported effective tax rate to adjusted effective tax rate, net income to adjusted net income and diluted earnings per share to diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks ended April 1, 2023 and March 26, 2022.

Comparison of Unaudited Results for the 13 weeks ended April 1, 2023 and March 26, 2022

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	April 1, 2023	% of Net Sales	March 26, 2022	% of Net Sales	$ Change	% Change

Net sales	$252,791	100.0%	$209,933	100.0%	$42,858	20.4%
Cost of sales	181,979	72.0%	156,025	74.3%	25,954	16.6%
Gross profit	70,812	28.0%	53,908	25.7%	16,904	31.4%
Operating expenses:
Selling, general and administrative	43,414	17.2%	33,915	16.2%	9,499	28.0%
Depreciation and amortization	5,980	2.4%	7,203	3.4%	(1,223)	(17.0)%
Total operating expenses	49,394	19.6%	41,118	19.6%	8,276	20.1%
Operating income	21,418	8.4%	12,790	6.1%	8,628	67.5%
Interest expense, net	8,701	3.4%	6,022	2.9%	2,679	44.5%
Income before income taxes	12,717	5.0%	6,768	3.2%	5,949	87.9%
Income tax (expense)	(4,871)	(1.9)%	(2,711)	(1.3)%	(2,160)	79.7%
Net income	$7,846	3.1%	$4,057	1.9%	$3,789	93.4%

Diluted earnings per share	$0.08		$0.04		$0.04	100.0%
Diluted weighted average shares outstanding	101,507,696		101,262,103		245,593	0.2%

Other financial data: (1)
EBITDA	$29,887	11.8%	$22,345	10.6%	$7,542	33.8%
Adjusted EBITDA	$35,955	14.2%	$27,621	13.2%	$8,334	30.2%
Adjusted gross profit	$71,090	28.1%	$54,500	26.0%	$16,590	30.4%
Adjusted operating expenses(2)	$37,998	15.0%	$29,625	14.1%	$8,373	28.3%
Adjusted operating income	$33,092	13.1%	$24,875	11.8%	$8,217	33.0%
Adjusted income tax (expense)	$(6,269)	(2.5)%	$(5,071)	(2.4)%	$(1,198)	23.6%
Adjusted net income	$18,122	7.2%	$13,782	6.6%	$4,340	31.5%
Diluted earnings per share from adjusted net income	$0.18		$0.14		$0.04	28.6%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income to EBITDA and Adjusted EBITDA, net income to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.
(2)	The adjusted operating expenses for the 13 weeks ended March 26, 2022 include a non-GAAP reconciling item of $6.8 million for acquisition amortization, previously only reported as a non-GAAP reconciling item to adjusted net income.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $252.8 million represented an increase of $42.9 million, or 20.4%, for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended March 26, 2022. The increase was driven by 15.6% volume growth and 11.1% price and mix of our Rao’s, noosa and Michael Angelo’s brands combined. These increases were partially offset by a 6.3% decrease in net sales for Birch Benders due to the divestiture of the brand and certain related assets on December 30, 2022. Net sales growth from a brand perspective was led by Rao’s up 37.7% as a result of higher sales across the entire brand, most notably sauce. Additionally, noosa grew 8.2% while Michael Angelo’s declined 5.6%.

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

Cost of sales of $182.0 million represented an increase of $26.0 million, or 16.6%, for the 13 weeks ended April 1, 2023 as compared to the 13 weeks ended March 26, 2022. The increase was primarily attributable to volume growth, increased costs associated with third party manufacturing, as well as costs for ingredients and packaging materials predominantly related to tomatoes, fruit and cartons. These increases were partially offset by productivity savings, mostly within our manufacturing network.

Cost of sales as a percentage of net sales decreased from 74.3% for the 13 weeks ended March 26, 2022, to 72.0% for the 13 weeks ended April 1, 2023. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as productivity savings, all of which were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $70.8 million represented an increase of $16.9 million, or 31.4%, for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended March 26, 2022. Gross profit as a percentage of net sales, or gross margin, increased from 25.7% for the 13 weeks ended March 26, 2022 to 28.0% for the 13 weeks ended April 1, 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $49.4 million represented an increase of $8.3 million, or 20.1%, for the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022 due to the following:

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

Selling, general and administrative expenses of $43.4 million represented an increase of $9.5 million, or 28.0%, for the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022. The increase was primarily driven by: (a) increased employee-related expenses of $5.0 million, primarily due to increased headcount, higher incentive compensation accruals and increased meeting and travel-related expenses; (b) increased spending to support marketing, research and development and selling expenses, including professional fees, of $3.0 million; and (c) higher equity-based compensation expense of $1.4 million.

The higher selling, marketing, and research and development expenses are primarily due to our increased investment in our marketing and product development activities to support our key sauce and yoghurt products, including new and recent product launches, of our Michael Angelo’s sauce and Rao’s frozen pizza, as well as increased selling costs driven by the increase in sales volumes. The increase in equity-based compensation expense is due to recognizing expense for new equity awards and equity modifications made during the 13 weeks ended April 1, 2023.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $6.0 million represented a decrease of $1.2 million, or 17.0%, for the 13 weeks ended April 1, 2023, compared to the 13 weeks ended March 26, 2022. The decrease was primarily related to a reduction in amortization expense for the 13 weeks ended April 1, 2023 due to the sale of the Birch Benders intangible assets in conjunction with the divestiture in December 2022.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein) and amortization of deferred financing costs, offset by investment income. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $8.7 million represented an increase of $2.7 million, or 44.5%, for the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022. The increase in interest expense is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the 13 weeks ended April 1, 2023 was 8.28% compared to a weighted average rate of 4.25% for the 13 weeks ended March 26, 2022.  Interest expense was offset by higher realized investment interest income in the 13 weeks ended April 1, 2023, due to a higher cash balance available to invest, along with higher interest rates on investments.

Income Tax (Expense)

Income tax (expense) consists of federal and various state taxes. Income tax (expense) of $4.9 million represented an increase of $2.2 million for the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022. The increase was primarily driven by higher taxable net income before income taxes, permanent items including executive compensation limitation and higher state taxes.

Net Income

Net income for the 13 weeks ended April 1, 2023was $7.8 million compared to net income of $4.1 million for the 13 weeks ended March 26, 2022. The increase in net income was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and Adjusted EBITDA and a reconciliation of our net income to EBITDA and Adjusted EBITDA;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income to adjusted operating income;
●	adjusted income tax (expense) and a reconciliation of our reported income tax (expense) to adjusted income tax (expense);
●	adjusted effective tax rate and a reconciliation of reported effective tax rates to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income and the associated diluted loss per share to adjusted net income and the associated diluted earnings per share.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs and IPO readiness costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense) and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

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

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating income, adjusted income tax (expense), adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related activities and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized gain (loss) on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with acquisitions and divestitures and costs associated with potential or uncompleted transactions; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended
(In thousands)	April 1, 2023	% of Net sales	March 26, 2022	% of Net sales
Net income(1)	$7,846	3.1%	$4,057	1.9%
Interest expense, net	8,701	3.4	6,022	2.9
Income tax (expense)	(4,871)	(1.9)	(2,711)	(1.3)
Depreciation and amortization	8,469	3.4	9,555	4.6
EBITDA(1)	29,887	11.8	22,345	10.6
Non-cash equity-based compensation(2)	5,508	2.2	4,087	1.9
Non-recurring costs(3)	227	0.1	377	0.2
Gain on foreign currency contracts(4)	(133)	(0.1)	—	0.0
Supply chain optimization(5)	128	0.1	592	0.3
Transaction and integration costs(6)	338	0.1	—	0.0
Initial public offering readiness(7)	—	0.0	220	0.1
Adjusted EBITDA(1)	$35,955	14.2%	$27,621	13.2%
(1)	Net income as a percentage of net sales is also referred to as net income margin. EBITDA and Adjusted EBITDA as a percentage of net sales are also referred to as EBITDA margin and Adjusted EBITDA margin.
(2)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(3)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(4)	Consists of unrealized gain on foreign currency contracts.
(5)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(6)	Consists of costs associated with the divestiture of the Birch Benders brand and certain related assets, and costs associated with a potential transaction.
(7)	Consists of costs associated with building the organizational infrastructure to support a public company environment.

The following tables provide a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

			13 Weeks Ended
(In thousands, except share and per share data)	April 1, 2023
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$70,812	$49,394	$21,418	$8,701	$(4,871)	$7,846
Adjustments:
Non-cash equity-based compensation(1)	—	(5,508)	5,508	—	—	5,508
Non-recurring costs(2)	—	(227)	227	—	—	227
Gain on foreign currency contracts(3)	—	133	(133)	—	—	(133)
Supply chain optimization(4)	128	—	128	—	—	128
Transaction and integration costs(5)	150	(188)	338	—	—	338
Acquisition amortization(7)	—	(5,606)	5,606	—	—	5,606
Tax effect of adjustments(8)	—	—	—	—	(1,377)	(1,377)
One-time tax (expense) items(9)	—	—	—	—	(21)	(21)
As adjusted	$71,090	$37,998	$33,092	$8,701	$(6,269)	$18,122

As adjusted (% of net sales)	28.1%	15.0%	13.1%	3.4%	(2.5)%	7.2%

Earnings per share:
Diluted						0.08
Adjusted diluted						0.18
Weighted average shares outstanding:
Diluted for net income						101,507,696
Diluted for adjusted net income						101,507,696

			13 Weeks Ended
(In thousands, except share and per share data)	March 26, 2022
	Gross profit	Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$53,908	$41,118	$12,790	$6,022	$(2,711)	$4,057
Adjustments:
Non-cash equity-based compensation(1)	—	(4,087)	4,087	—	—	4,087
Non-recurring costs(2)	—	(377)	377	—	—	377
Supply chain optimization(4)	592	—	592	—	—	592
Initial public offering readiness(6)	—	(220)	220	—	—	220
Acquisition amortization(7)	—	(6,809)	6,809	—	—	6,809
Tax effect of adjustments(8)	—	—	-	—	(2,360)	(2,360)
As adjusted	$54,500	$29,625	$24,875	$6,022	$(5,071)	$13,782

As adjusted (% of net sales)	26.0%	14.1%	11.8%	2.9%	(2.4)%	6.6%

Earnings per share:
Diluted						0.04
Adjusted diluted						0.14
Weighted average shares outstanding:
Diluted for net income						101,262,103
Diluted for adjusted net income						101,262,103
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, directors and employees.
(2)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(3)	Consists of unrealized gain on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.

(5)	Consists of costs associated with the divestiture of the Birch Benders brand and certain related assets and costs associated with a potential transaction.
(6)	Consists of costs associated with building the organizational infrastructure to support a public company environment.
(7)	Amortization costs associated with acquired trade names and customer lists.
(8)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(9)	Represents the removal of the tax effect of impairment of goodwill, removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate, the removal of the tax effect of non-deductible transaction costs and the removal of the excess tax benefits related to equity-based compensation vesting.

We adjust the GAAP financial measures for reported income tax (expense) and reported effective tax rate to exclude the effect of non-cash equity-based compensation costs, other non-recurring costs, loss on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, and acquisition amortization impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective tax rate and other impacts to tax expense. This non-GAAP financial measure is intended to provide a meaningful comparison of the Company’s effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP financial measure to monitor the effectiveness of adjustments on our tax rate.

The following table provides reconciliations of reported income tax (expense) to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate for the 13 weeks ended April 1, 2023 and March 26, 2022:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Reported income tax (expense)	$(4,871)	$(2,711)
Non-recurring costs	(55)	—
Supply chain optimization	(31)	—
Transaction and integration costs	—	(416)
Initial public offering readiness	—	(349)
Acquisition amortization	(1,312)	(1,595)
Adjusted income tax (expense)(1)	$(6,269)	$(5,071)

Reported effective tax rate	38.3%	40.0%
Non-recurring costs	(0.5)	—
Supply chain optimization	(0.3)	—
Transaction and integration costs	—	(2.3)
Initial public offering readiness	—	(1.9)
Acquisition amortization	(11.8)	(8.9)
Adjusted effective tax rate(1)	25.7%	26.9%
(1)	The adjustments to reported income tax (expense) and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) and adjusted net income to their most directly comparable GAAP measure. See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities. As of April 1, 2023, we had cash and equivalents of $153.6 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations, interest payments on our debt and potential acquisitions. We estimate that our capital expenditures will be approximately $13 million to $15 million in fiscal 2023, which we plan to fund with cash generated from our operating activities. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of April 1, 2023, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $38 million to $40 million over the next 12 months. Our total lease obligations were $23.6 million as of April 1, 2023, with $3.5 million due over the next 12 months. We have purchase commitments of approximately $3.5 million and $8.4 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products.

We also have long-term cash requirements related to our purchase commitments, lease obligations and principal payments on our debt. See Note 9. Long-Term Debt, Note 10. Leases, Note 11. Commitments and Contingencies and Note 17. Related Party Transactions for additional discussion related to the expected timing and amount of payments related to our contractual obligations.

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

Credit Facilities and Unused Borrowing Capacity

In June 2021, Sovos Intermediate (the “Borrower”) entered into (i) the First Lien Credit Agreement, pursuant to which the First Lien Lenders agreed to provide senior secured credit facilities, consisting of (a) an initial first lien term loan facility in an original principal amount of $580.0 million (the “Initial First Lien Term Loan Facility” and the loans thereunder, the “Initial First Lien Term Loans”) and (b) a revolving facility in an original principal amount of $125.0 million (the “Revolving Facility” and the loans thereunder, the “Initial Revolving Loans”), including a letter of credit facility with a $45.0 million sublimit (the Initial First Lien Term Loans and the Initial Revolving Loans, collectively, the “Credit Facilities”).

In 2021, we prepaid $99.2 million of the outstanding principal balance under the Initial First Lien Term Loans. As a result of the prepayment on the Initial First Lien Term Loans, all future principal payments have been eliminated for the remaining term of the loan.

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

As of April 1, 2023, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of April 1, 2023. As of April 1, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 8.33% and 7.91%, respectively.

The First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of April 1, 2023, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	13 Weeks Ended
(In thousands)	April 1, 2023	March 26, 2022
Cash provided by (used in):
Operating activities	$17,177	$11,199
Investing activities	(2,173)	(7,180)
Financing activities	(20)	(24)
Change in cash and cash equivalents	$14,984	$3,995

Cash Provided by Operating Activities

Cash provided by operating activities was $17.2 million for the 13 weeks ended April 1, 2023, an increase of $6.0 million from $11.2 million for the 13 weeks ended March 26, 2022. The increase was primarily due to an increase in net income of $3.8 million and an increase in adjustments to reconcile net income to net cash provided by operating activities of $1.2 million, plus an increase in cash provided by changes in operating assets and liabilities of $1.0 million. The increase in adjustments to reconcile net income to net cash provided by operating activities of $1.2 million was primarily related to an increase in equity-based compensation related to new equity awards and equity modifications made during the 13 weeks ended April 1, 2023.

The increase in cash provided by operating assets and liabilities for the 13 weeks ended April 1, 2023 was primarily due to an increase in cash of $6.3 million from accounts receivable resulting from an increase in cash provided by inventories of $3.8 million due to lower inventory levels driven by strong sales volumes, and increased cash of $1.5 million from accounts payable resulting from increased days payable outstanding. The increase in cash provided by operating assets and liabilities for the 13 weeks ended April 1, 2023 was offset by an increase in the use of cash for accrued expenses of $7.4 million related primarily due to the timing of the annual incentive payout, trade promotion activity and an increase in the use of cash for prepaid expenses of $3.2 million primarily related to vendor prepayments and prepaid trade.

Cash Used in Investing Activities

Cash used in investing activities was $2.2 million for the 13 weeks ended April 1, 2023, a decrease of $5.0 million from $7.2 million for the 13 weeks ended March 26, 2022. The decrease was related to decreased cash used for capital expenditures, primarily due to prior year payments for production equipment at a co-packing manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $20 thousand for the 13 weeks ended April 1, 2023, a decrease of $4 thousand from $24 thousand for the 13 weeks ended March 26, 2022. Financing activities consisted of repayments of capital lease obligations.

Off-Balance Sheet Arrangements

As of April 1, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our audited consolidated financial statements as of December 31, 2022 included in our Annual Report on Form 10-K, filed with the SEC on our 2022 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 13 weeks ended April 1, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, as well as productivity savings, all of which were partially offset by higher inflationary costs. Consistent with the consumer-packaged food industry, we are seeing cost increases in several raw materials and packaging while other costs are flat or lower than the prior year. Specific cost increases for the 13 weeks ended April 1, 2023 include, but are not limited to, glass, cardboard, and fruit, while other costs such as milk and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 13 weeks ended April 1, 2023 has remained relatively flat, while in first half of fiscal 2022 logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of April 1, 2023, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. As of July 2022, we entered into a cash flow hedge to manage interest rate risk on $240.0 million of the $480.8 million variable rate debt. Based upon our principal amount of long-term debt outstanding at April 1, 2023, a hypothetical 1% increase in average interest rates over a LIBOR base of 4.83% would impact our annual interest expense in the next year by approximately $2 million, and a hypothetical 1% decrease in average interest rates below a LIBOR base of 4.83% would impact our annual interest expense in the next year by approximately $3 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases. For additional information regarding our foreign currency exchange risk refer to Note 13. Hedging and Derivative Financial Instruments, to the consolidated financial statements in this Form 10-Q.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the 13 weeks ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. There were no material changes from the risk factors discussed in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Document

*†10.1	Incentive Unit Grant Agreement, dated as of June 4, 2018, between Sovos Brands Limited Partnership and Kirk A. Jensen.
*†10.2	Incentive Unit Grant Agreement, dated as of May 1, 2019, between Sovos Brands Limited Partnership and Kirk A. Jensen.
*†10.3	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen.
*†10.4	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen.
*†10.5	February 2023 Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and a director.
*†10.6

February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust.

*†10.7	February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen.
*†10.8	February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson.
*†10.9

February 2023 Form of Notice of Modification of Vesting Eligibility re: Performance-Based Restricted Stock Units granted by Sovos Brands, Inc. to its officers under the Sovos Brands, Inc. 2021 Equity Incentive Plan.

*†10.10	Offer Letter, dated as of April 29, 2018, between Sovos Brands and Kirk A. Jensen.
*†10.11	Offer Letter, dated as of September 26, 2022, between Sovos Brands, Inc. and E. Yuri Hermida.
*†10.12	Sovos Brands, Inc. Severance Plan for Executives.
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: May 10, 2023	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)