Form 10-Q
period 2023-07-01
Sovos Brands, Inc.
filed 2023-08-09
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of August 4, 2023, there were 101,318,245 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	July 1, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,625	$138,654
Accounts receivable, net	67,891	87,695
Inventories, net	107,553	92,602
Prepaid expenses and other current assets	8,708	11,974
Total current assets	353,777	330,925
Property and equipment, net	62,024	64,317
Operating lease right-of-use assets	12,107	13,332
Goodwill	395,399	395,399
Intangible assets, net	340,335	351,547
Other long-term assets	2,392	3,279
TOTAL ASSETS	$1,166,034	$1,158,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,155	$49,264
Accrued expenses	55,467	69,571
Current portion of long-term debt	80	99
Current portion of long-term operating lease liabilities	3,205	3,308
Total current liabilities	105,907	122,242
Long-term debt, net of debt issuance costs	482,824	482,344
Deferred income taxes	62,502	63,644
Long-term operating lease liabilities	12,545	14,063
Other long-term liabilities	550	483
TOTAL LIABILITIES	664,328	682,776

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 101,318,245 and 100,967,910 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	101	101
Additional paid-in-capital	589,591	577,664
Accumulated deficit	(90,056)	(103,291)
Accumulated other comprehensive income	2,070	1,549
TOTAL STOCKHOLDERS’ EQUITY	501,706	476,023
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,166,034	$1,158,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$217,635	$197,433	$470,426	$407,366
Cost of sales	146,928	142,410	328,907	298,435
Gross profit	70,707	55,023	141,519	108,931
Operating expenses:
Selling, general and administrative	47,633	39,449	91,047	73,364
Depreciation and amortization	6,004	7,200	11,984	14,403
Impairment of goodwill	—	42,052	—	42,052
Total operating expenses	53,637	88,701	103,031	129,819
Operating income (loss)	17,070	(33,678)	38,488	(20,888)
Interest expense, net	8,678	5,713	17,379	11,735
Income (loss) before income taxes	8,392	(39,391)	21,109	(32,623)
Income tax (expense) benefit	(3,003)	9,106	(7,874)	6,395
Net income (loss)	$5,389	$(30,285)	$13,235	$(26,228)

Earnings (loss) per share:
Basic	$0.05	$(0.30)	$0.13	$(0.26)
Diluted	$0.05	$(0.30)	$0.13	$(0.26)
Weighted average shares outstanding:
Basic	101,265,446	100,897,815	101,225,835	100,895,181
Diluted	103,271,838	100,897,815	102,389,768	100,895,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$5,389	$(30,285)	$13,235	$(26,228)
Other comprehensive income:
Change in net unrealized gain on derivative instruments	1,238	—	689	—
Income tax effect	(301)	—	(168)	—
Unrealized gain on derivative instruments, net of tax	937	—	521	—
Total comprehensive income (loss)	$6,326	$(30,285)	$13,756	$(26,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at April 1, 2023	101,226,478	$101	$583,172	$(95,445)	$1,133	$488,961
Equity-based compensation expense	—	—	6,419	—	—	6,419
Shares issued upon vesting of restricted stock units	91,767	—	—	—	—	—
Other comprehensive income	—	—	—	—	937	937
Net income	—	—	—	5,389	—	5,389
Balance at July 1, 2023	101,318,245	$101	$589,591	$(90,056)	$2,070	$501,706

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2022	100,967,910	$101	$577,664	$(103,291)	$1,549	$476,023
Equity-based compensation expense	—	—	11,927	—	—	11,927
Shares issued upon vesting of restricted stock units	350,335	—	—	—	—	—
Other comprehensive income	—	—	—	—	521	521
Net income	—	—	—	13,235	—	13,235
Balance at July 1, 2023	101,318,245	$101	$589,591	$(90,056)	$2,070	$501,706

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at March 26, 2022	100,892,547	$101	$563,313	$(45,783)	$—	$517,631
Equity-based compensation expense	—	—	4,547	—	—	4,547
Shares issued upon vesting of restricted stock units	19,476	—	—	—	—	—
Net loss	—	—	—	(30,285)	—	(30,285)
Balance at June 25, 2022	100,912,023	$101	$567,860	$(76,068)	$—	$491,893

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 25, 2021	100,892,547	$101	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	8,634	—	—	8,634
Shares issued upon vesting of restricted stock units	19,476	—	—	—	—	—
Net loss	—	—	—	(26,228)	—	(26,228)
Balance at June 25, 2022	100,912,023	$101	$567,860	$(76,068)	$—	$491,893

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	26 Weeks Ended
	July 1, 2023	June 25, 2022
Operating activities
Net income (loss)	$13,235	$(26,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,033	19,380
Equity-based compensation expense	11,927	8,634
Loss on foreign currency contracts	198	497
Non-cash interest expense	390	—
Deferred income taxes	(1,309)	(10,701)
Amortization of debt issuance costs	633	633
Non-cash operating lease expense	1,225	1,216
Provision for excess and obsolete inventory	1,885	224
Impairment of goodwill	—	42,052
Other	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	19,804	(3,171)
Inventories, net	(16,835)	(25,234)
Prepaid expenses and other current assets	(1,272)	2,077
Other long-term assets	(55)	(30)
Accounts payable	(2,067)	12,405
Accrued expenses	(8,656)	(3,864)
Other long-term liabilities	68	20
Operating lease liabilities	(1,621)	(1,630)
Net cash provided by operating activities	34,583	16,274
Investing activities
Purchases of property and equipment	(3,571)	(9,730)
Net cash (used in) investing activities	(3,571)	(9,730)
Financing activities
Repayments of capital lease obligations	(41)	(47)
Net cash (used in) financing activities	(41)	(47)
Cash and cash equivalents
Net increase in cash and cash equivalents	30,971	6,497
Cash and cash equivalents at beginning of period	138,654	66,154
Cash and cash equivalents at end of period	$169,625	$72,651

Supplemental disclosures of cash flow information
Cash paid for interest	$19,853	$11,350
Cash proceeds from interest	(3,510)	(43)
Cash paid for taxes	2,789	3,670
Proceeds from income tax refunds	(43)	(11)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	$—	$41
Acquisition of property and equipment not yet paid	455	100

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

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in December of each year. Our fiscal year ending December 30, 2023 (“fiscal 2023”) has 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks.

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

New Accounting Pronouncements and Policies

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2022 the Company elected to apply the hedge accounting expedients related to probability of forecasted transactions to assert probability of the hedged interest payments regardless of the expectation to transition away from LIBOR interest payments and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. During June 2023, the Company elected to apply the relevant hedge accounting expedients related to the change in critical terms of the hedged transactions and hedging instrument, and the change in hedged risk to avoid de-designating the hedging relationship. The Company also applied relevant expedients in paragraph 848-20-35-4 of Topic 848 to avoid reassessing previous accounting determinations that would otherwise be reassessed due to the modification of the hedging instrument. These elections will become effective during the third quarter of fiscal 2023 and the Company does not anticipate the elected expedients to have a material impact to its consolidated financial statements or derivative contracts.

No other new accounting pronouncements issued or effective during the quarter had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Loss on Asset Sale

On December 30, 2022, the Company completed the divestiture of the Birch Benders brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P. The Company operated under a Transition Services Agreement with the buyer through June 30, 2023, and is in the process of winding down the remaining assets and liabilities that were not part of the sale.

The divestiture of the Birch Benders brand and certain related assets positions the Company to focus on its core brands and drive sustainable growth.

For the fiscal year ended December 31, 2022, the Company recognized a pre-tax loss on the sale of Birch Benders of $51.3 million, calculated as follows:

(In thousands)
Cash received	$40,000
Assets sold:
Inventory	(5,424)
Intangible assets, net	(85,867)
Total assets sold	(91,291)
Loss on asset sale	$(51,291)

Note 4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Rao’s	$154,888	$119,798	$344,079	$257,210
Noosa	47,986	47,548	93,270	89,399
Michael Angelo’s	15,123	19,740	34,225	39,982
Birch Benders	(362)	10,347	(1,148)	20,775
Total net sales	$217,635	$197,433	$470,426	$407,366

The activity for Birch Benders for the 13 weeks and 26 weeks ended July 1, 2023 is related to winding down promotional discount activity in the period.

Note 5. Inventories, Net

Inventories, net consisted of the following:

(In thousands)	July 1, 2023	December 31, 2022
Finished goods	$94,134	$76,404
Raw materials and packaging supplies	13,419	16,198
Total inventories, net	$107,553	$92,602

Note 6. Goodwill

There were no changes in the carrying value or impairment charges related to goodwill during the 13 weeks or 26 weeks ended July 1, 2023.

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

Note 7. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	July 1, 2023
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$207,300	$97,374	$109,926
Tradename	101,747	24,338	77,409
	309,047	121,712	187,335
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$462,047	$121,712	$340,335

	December 31, 2022
	Gross carrying	Accumulated	Sale of	Net carrying
(In thousands)	amount	amortization	intangible assets	amount
Intangible assets - definite lives
Customer relationships	$213,000	$89,201	$5,082	$118,717
Tradename	192,347	31,732	80,785	79,830
	405,347	120,933	85,867	198,547
Intangible assets - indefinite lives
Tradename	153,000	—	—	153,000
Total intangible assets	$558,347	$120,933	$85,867	$351,547

In connection with the divestiture of the Birch Benders brand and certain related assets, the Company sold the net amount of definite lived tradename and customer relationships in the amounts of $80.8 million and $5.1 million, respectively, for the fiscal year ended December 31, 2022. See Note 3. Loss on Asset Sale for additional discussion. There were no sales of definite lived intangible assets for the 13 weeks or 26 weeks ended July 1, 2023.

Amortization expense related to intangible assets during the 13 weeks ended July 1, 2023 and June 25, 2022 was $5.6 million and $6.8 million, respectively. Amortization expense related to intangible assets during the 26 weeks ended July 1, 2023 and June 25, 2022 was $11.2 million and $13.6 million, respectively.

There were no impairment charges related to intangible assets during the 13 weeks or 26 weeks ended July 1, 2023.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$11,213
2024	22,425
2025	22,425
2026	22,425
2027	17,782
Thereafter	91,065
Total	$187,335

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	July 1, 2023	December 31, 2022
Accrued trade	$22,768	$32,337
Accrued general expense	19,104	17,911
Accrued compensation and benefits	11,824	17,328
Accrued marketing	1,771	1,995
Total accrued expenses	$55,467	$69,571

Note 9. Long-Term Debt

Long-term debt consisted of the following:

	July 1, 2023
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(4,872)	$475,928
Finance lease liabilities	6,976		6,976
Total debt	$487,776	$(4,872)	482,904
Less: current portion of finance lease liabilities			80
Total long-term debt			$482,824

	December 31, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,374)	$475,426
Finance lease liabilities	7,017	—	7,017
Total debt	$487,817	$(5,374)	482,443
Less: current portion of finance lease liabilities			99
Total long-term debt			$482,344

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

The amortization of debt issuance costs and discount of $0.3 million and $0.3 million for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and $0.6 and $0.6 million for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively, is included within interest expense, net in the Condensed Consolidated Statements of Operations.

On June 28, 2023, Sovos Intermediate amended the First Lien Credit Agreement. Going forward, the amended First Lien Credit Agreement (“Amended First Lien Credit Agreement”) replaces the London Inter-Bank Offered Rate (“LIBO

Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”).

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility is LIBO Rate (the “base rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from 400 to 425 basis points, and was subject to a 50 basis points reduction, at each level, after the consummation of its initial public offering ("IPO"). In no event shall LIBO Rate be less than 0.75% per annum for the Initial First Lien Term Loan Facility or less than 0.00% per annum for the Revolving Line of Credit. As of June 28, 2023, Term SOFR replaced the LIBO Rate as the base rate for loans denominated in dollars. However, to the extent any LIBO Rate loan denominated in dollars was outstanding on June 28, 2023, such loan shall continue to bear interest at the LIBO Rate until the end of the current interest period or payment period applicable to such loan and such loan shall be governed by the terms of First Lien Credit Agreement applicable to LIBO Rate loans denominated in dollars until the earlier of (i) the repayment of such loans or (ii) the conversion of such loans into Term SOFR loans or ABR loans. Effective as of June 28, 2023, a credit spread adjustment (0.11448% per annum for one month tenor, 0.26161% per annum for a three month tenor, 0.42826% per annum for a six month tenor and 0.71513% per annum for a twelve month tenor) shall apply to Term SOFR loans pursuant to the Amended First Lien Credit Agreement.

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

The Company had available credit of $125.0 million under the Revolving Facility as of July 1, 2023 and December 31, 2022, respectively. There was zero outstanding on the Revolving Facility as of July 1, 2023 and December 31, 2022. As of July 1, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 8.77% and 7.91%, respectively.

Loan Covenants

In connection with the Amended First Lien Credit Agreement, the Company has various financial, affirmative and negative covenants that it must adhere to as specified within the loan agreement. The Amended First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the Amended First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of July 1, 2023, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the Amended First Lien Credit Agreement.

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

The components of lease expense were as follows:

		13 Weeks Ended		26 Weeks Ended
(In thousands)	Statement of Operations Caption	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$810	$839	$1,621	$1,679
Variable lease cost (1)	Cost of sales and Selling, general and administrative	5,331	357	5,758	720
Total operating lease cost		6,141	1,196	7,379	2,399

Short term lease cost	Cost of sales and Selling, general and administrative	74	50	109	96

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	65	65	130	130
Interest on lease liabilities	Interest expense, net	132	132	264	265
Total finance lease cost		197	197	394	395

Total lease cost		$6,412	$1,443	$7,882	$2,890
(1)	Variable lease cost primarily consists of the cost of inventory sold under a manufacturing and supply agreement, as well as common area maintenance, utilities, taxes and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	July 1, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,107	$13,332
Finance lease right-of-use assets	Property and equipment, net	5,908	6,038
Total lease assets		$18,015	$19,370

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,205	$3,308
Finance lease liabilities	Current portion of long-term debt	80	99
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	12,545	14,063
Finance lease liabilities	Long-term debt, net of debt issuance costs	6,896	6,918
Total lease liabilities		$22,726	$24,388

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	July 1, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.1	6.4
Finance leases	33.9	34.2
Weighted-average discount rate
Operating leases	5.0%	4.9%
Finance leases	7.9%	7.8%

Future maturities of lease liabilities as of July 1, 2023, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	$2,045	$305
2024	3,493	557
2025	2,982	549
2026	3,005	520
2027	3,064	525
Thereafter	3,856	18,445
Total lease payments	18,445	20,901
Less: Interest	(2,695)	(13,925)
Present value of lease liabilities	$15,750	$6,976

As of July 1, 2023, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,016	$2,030
Operating cash flows from finance leases	264	265
Financing cash flows from finance leases	41	47
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	—	—
Operating leases	—	41

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

Purchase Commitments

The Company has third-party purchase obligations for raw materials, packaging, and co-manufacturing. These commitments have been entered into based on future projected needs. As of July 1, 2023, the Company had outstanding minimum purchase commitments with three suppliers. The estimated annual minimum purchase commitments with the suppliers are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$1,709
2024	4,288
2025	723
2026	—
2027	—
Thereafter	—
Total	$6,720

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

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of July 1, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of July 1, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall.

As of July 1, 2023	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 1, 2023
Assets
Derivatives in cash flow hedging relationships	$—	$3,927	$—	$3,927
Total assets	$—	$3,927	$—	$3,927

Liabilities
Derivatives not designated as hedging instruments	$—	$231	$—	$231
Total liabilities	$—	$231	$—	$231

As of December 31, 2022	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,628	$—	$3,628
Total assets	$—	$3,628	$—	$3,628

Liabilities
Derivatives not designated as hedging instruments	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33

The fair value estimates presented herein are based on information available to management as of July 1, 2023. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 13. Hedging and Derivative Financial Instruments for additional information.

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 26 weeks ended July 1, 2023 and the fiscal year ended December 31, 2022.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the 13 weeks and 26 weeks ended July 1, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Statements of Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $2.4 million will be reclassified as a reduction to interest expense.

During the fiscal year ended December 31, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate debt under the Initial First Lien Term Loan Facility. Through the second quarter of fiscal 2023, the Company had one LIBOR interest rate cap agreement (the “LIBOR Cap Agreement”) with a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk. The LIBOR Cap Agreement has a strike price of 4.00% and a maturity date of July 31, 2024. As of June 28, 2023, in conjunction with the cessation of LIBOR, the floating-rate index on the LIBOR Cap Agreement (now the “SOFR Cap Agreement”) became USD-SOFR Compound plus the applicable ISDA Fallback rate for the tenor (in accordance with the ISDA Fallbacks Protocol), subject to the expiration of the existing tenor. No other critical items were amended. The LIBOR Cap Agreement and the SOFR Cap Agreement are designated for cash flow hedge accounting with all changes in fair value deferred into accumulated OCI.

Within the Company’s Condensed Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $332.9 million and $145.7 million as of July 1, 2023 and December 31, 2022, respectively. As of July 1, 2023, the Company’s foreign currency hedges to offset the earnings impact of foreign currency exchange rates extend through May 2024.

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

The following table presents the fair values of the Company’s derivative instruments:

		July 1, 2023		December 31, 2022
(In thousands)	Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Accrued expenses	$—	$231	$—	$33
Total derivatives not designated as hedging instruments		$—	$231	$—	$33

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$3,108	$—	$1,997	$—
Interest rate caps - long term	Other long-term assets	819	—	1,631	—
Total derivatives designated as hedging instruments		$3,927	$—	$3,628	$—

Total derivatives		$3,927	$231	$3,628	$33
(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented:

(In thousands)	Amount of Gain Recognized in OCI
	13 Weeks Ended		26 Weeks Ended
Derivatives in Subtopic 815-20 Hedging Relationships	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Derivatives in cash flow hedging relationships
Interest rate caps	$1,707	$—	$1,413	$—

(In thousands)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	13 Weeks Ended		26 Weeks Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Derivatives in cash flow hedging relationships
Interest expense, net	$468	$—	$723	$—

The following table presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the periods presented:

		Gain (Loss) Recognized
		13 Weeks Ended		26 Weeks Ended
		July 1,	June 25,	July 1,	June 25,
(In thousands)	Statement of Operations Location	2023	2022	2023	2022
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 47,633	39,449	$ 91,047	73,364
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	(331)	(497)	(198)	(497)

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	8,678	5,713	17,379	11,735
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	468	—	723	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of July 1, 2023 and December 31, 2022.

Offsetting of Derivative Assets
As of July 1, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$413	$(413)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	413	(413)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,927	—	3,927	—	—	3,927
Total derivatives	$4,340	$(413)	$3,927	$—	$—	$3,927

Offsetting of Derivative Liabilities
As of July 1, 2023
					Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	'	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(644)	$413	$(231)		$—	$—	$(231)
Total derivatives, subject to a master netting arrangement	(644)	413	(231)		—	—	(231)
Total derivatives, not subject to a master netting arrangement	—	—	—		—	—	—
Total derivatives	$(644)	$413	$(231)		$—	$—	$(231)

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$56	$(56)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	56	(56)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,628	—	3,628	—	—	3,628
Total derivatives	$3,684	$(56)	$3,628	$—	$—	$3,628

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(89)	$56	$(33)	$—	$—	$(33)
Total derivatives, subject to a master netting arrangement	(89)	56	(33)	—	—	(33)
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—
Total derivatives	$(89)	$56	$(33)	$—	$—	$(33)

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

On May 15, 2023, the Company completed a secondary offering, in which the Selling Stockholders sold 10,000,000 shares of common stock in an underwritten public offering at an offering price of $17.50 per share, with all proceeds going to the Selling Stockholders. Subsequent to the secondary offering, the underwriters exercised their option to purchase an additional 1,500,000 shares of common stock, and the sale of such additional shares closed on May 17, 2023, with all proceeds going to the Selling Stockholders.

Preferred Stock

On September 23, 2021, the Company filed an amended and restated certificate of incorporation (“Amended and Restated Charter”) with the Secretary of State of the State of Delaware, which was effective on September 23, 2021. As a result of the filing of the Amended and Restated Charter, the Company was authorized to issue 510,000,000 shares, divided into two classes as follows: (i) 500,000,000 shares are designated shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock issued and outstanding as of July 1, 2023 and December 31, 2022.

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

As of July 1, 2023, 3,691 shares of restricted common stock resulting from the distribution of common stock with respect to nonvested time-based IUs will vest upon fulfilling time-based service conditions and are scheduled to vest through July 2024. As of July 1, 2023, there were 1,839,668 shares of restricted common stock resulting from the distribution with respect to nonvested performance-based IUs, of which 169,698 shares will vest on the earlier of December 30, 2023 or when the original performance condition is achieved, 509,210 shares will vest on the earlier of when the original performance condition is achieved or 50% on September 23, 2024 and 50% on September 23, 2025 and the remaining 1,160,760 shares will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

2021 Equity Incentive Plan

Effective September 21, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves 9,739,244 shares of common stock to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units or equity-based awards to eligible employees, consultants and non-employee directors. All 2021 Plan awards, including those described below, are subject in general to the employee’s, consultant’s or non-employee director’s continued service through the vesting date.

Restricted Stock Units

During the 26 weeks ended July 1, 2023, the Company granted 485,730 RSUs to certain employees and non-employee directors. The RSUs included (i) 355,762 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 94,964 RSUs issued to an employee vesting in three equal annual installments, and (iii) 35,004 RSUs issued to non-employee directors that vest on the earlier of the first anniversary of the grant and immediately prior to our 2024 annual meeting of stockholders.

During the 26 weeks ended June 25, 2022, the Company granted 673,415 RSUs to certain employees and non-employee directors. The RSUs included (i) 576,688 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 76,039 RSUs issued to an employee vesting in three equal annual installments, and (iii) 20,688 RSUs issued to non-employee directors that vest on the earlier of the first anniversary of the grant and immediately prior to our 2023 annual meeting of stockholders.

Performance-based Restricted Stock Units

In connection with the IPO and under the 2021 Plan, the Company granted 687,690 performance-based restricted stock units (“PSUs”) to certain employees with each award vesting subject in general to the achievement of the performance condition. The fair value of the PSUs was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

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

During the 26 weeks ended July 1, 2023 and June 25, 2022, the Company granted 470,048 PSUs and 343,800 PSUs, respectively, to employees with each award vesting subject in general to the achievement of a performance condition that measures the TSR relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200%, with 100% vesting upon achievement of target performance, with straight-line interpolation applied. The fair value of the PSUs granted during the 26 weeks ended July 1, 2023 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

As of July 1, 2023, there was an aggregate of 6,257,186 shares of common stock available for future equity awards under the 2021 Plan (treating PSUs that vest based on relative TSR at the 100% target level).

Equity-based Compensation Expense

The Company grants equity-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation and recognizes the related expense for these awards ratably over the applicable vesting period. Such expense is recognized as a selling, general and administrative expense in the Condensed Consolidated

Statements of Operations. The following table summarizes the equity-based compensation expense recognized for the Company’s equity plans:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Equity awards under the 2017 Plan (Pre-IPO)
RSAs	$135	$292	$273	$648
PSAs	1,792	1,663	3,399	3,224
Total equity-based compensation expense for the 2017 Plan	1,927	1,955	3,672	3,872
Equity awards under the 2021 Plan (Post-IPO)
RSUs	3,456	1,787	6,342	3,267
PSUs	1,036	805	1,913	1,495
Total equity-based compensation expense for the 2021 Plan	4,492	2,592	8,255	4,762
Total equity-based compensation expense	$6,419	$4,547	$11,927	$8,634

The Company expects to record equity-based compensation expense of approximately $38.8 million through the second quarter of 2026 resulting from the issuance of the RSAs and PSAs under the 2017 Plan and RSUs and PSUs under the 2021 Plan.

Note 16. Income Taxes

The income tax (expense) benefit and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Income (loss) before income taxes	$8,392	$(39,391)	$21,109	$(32,623)
Effective income tax (expense) benefit	$(3,003)	$9,106	$(7,874)	$6,395
Effective tax rate	35.8%	23.1%	37.3%	19.6%

The effective tax rates for the 13 weeks and 26 weeks ended July 1, 2023 and June 25, 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to changes in income (loss) before taxes, permanent items including limitation on the deduction of executive compensation for public companies and nondeductible equity-based compensation, state taxes and various discrete items including the impairment of goodwill in 2022.

Note 17. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by Robert L. Graves, a former member of the Board of Directors (“Board”) and equity holder of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. As of July 1, 2023, the facility has a lease liability balance of $6.8 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of July 1, 2023, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets.

The facility and land lease contained total payments of approximately $160 thousand and $143 thousand for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and $305 thousand and $285 thousand for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively. In addition, $64 thousand and $45 thousand was paid for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and $109 thousand and $91 thousand was paid for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Sales	$130	$124	$243	$241
Purchases	$1,917	$2,296	$3,837	$4,266

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	July 1, 2023	December 31, 2022
Receivables	$17	$29
Payables	$959	$870

The Company has a milk supply agreement with Morning Fresh (“Milk Supply Agreement”) for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of July 1, 2023, the Company has future commitments to purchase approximately $35.9 million of milk from Morning Fresh, approximated at current market price. In addition, under the Milk Supply Agreement, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

As of July 1, 2023, the estimated annual minimum purchase commitments with Morning Fresh are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$4,212
2024	8,375
2025	8,375
2026	8,375
2027	8,375
Thereafter	—
Total	$37,712

In May 2023, we entered into a consulting agreement with Mr. Graves. The consulting agreement has a term of three years and stipulates that, in exchange for providing advice and support with respect to water treatment and other operational systems, the Company will pay Mr. Graves $100 thousand per year. Additionally, pursuant to the consulting agreement, in June 2023 the Company granted a one-time RSU equity award to Mr. Graves with a grant date fair value of $100 thousand.

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

The Company pays legal expenses and tax compliance fees on behalf of the Limited Partnership and carries a balance within other long-term assets that reflects the amount due from the Limited Partnership. As of July 1, 2023 and December 31, 2022, the receivable balance was $0.1 million and $0.1 million, respectively.

Note 18. Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The Company reported a net loss for the 13 weeks and 26 weeks ended June 25, 2022, and therefore excluded 423,240 shares and 152,108 shares, respectively, from the calculation of diluted EPS for those periods. The following table presents the computation of EPS for the 13 weeks and 26 weeks ended July 1, 2023 and June 25, 2022.

	13 Weeks Ended		26 Weeks Ended
(In thousands, except share and per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$5,389	$(30,285)	$13,235	$(26,228)

Weighted average basic common shares outstanding	101,265,446	100,897,815	101,225,835	100,895,181
Effect of dilutive securities:
Restricted stock units	1,124,144	—	657,373	—
Performance stock units	882,248	—	506,560	—
Total dilutive securities	2,006,392	—	1,163,933	—
Weighted average and potential dilutive common shares outstanding	103,271,838	100,897,815	102,389,768	100,895,181

Earnings (loss) per share
Basic	$0.05	$(0.30)	$0.13	$(0.26)
Diluted	$0.05	$(0.30)	$0.13	$(0.26)

For the 13 weeks ended July 1, 2023, 67,594 RSUs and no PSUs were outstanding, but were excluded in the computation of diluted EPS because these RSUs and PSUs were considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the 13 weeks ended June 25, 2022, there were no shares considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares.

For the 26 weeks ended July 1, 2023, 67,594 RSUs and 429,082 PSUs were outstanding, but were excluded in the computation of diluted EPS because these RSUs and PSUs were considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the 26 weeks ended June 25, 2022, there were no shares considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares.

Note 19. Subsequent Events

Pending Merger with Campbell Soup Company

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell Soup Company (“Campbell”) and Premium Products Merger Sub, Inc. (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell. The Company’s board of directors (the “Company Board”) and the board of directors of Campbell have approved the Merger Agreement and the transactions described therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of the Company’s common stock (“Company Stock”), except for certain shares of Company Stock specified in the Merger Agreement, will be canceled and automatically converted into the right to receive (i) $23.00 per share, and (ii) if the Merger is not effective by May 7, 2024, an additional $0.00182 per day beginning May 8, 2024, up to but excluding the date the Merger becomes effective.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, (i) the affirmative vote by holders of a majority of the outstanding shares of Company Stock to adopt the Merger Agreement (the “Company Stockholder Approval”); (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended), (the “HSR Act”); (iii) the absence of an order or law prohibiting the Merger or making consummation of the Merger illegal (a “Nonappealable Order”); and (iv) in the case of Campbell’s obligations to consummate the Merger, the absence of any events, occurrences, changes, state of circumstances or facts that would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement). Each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s Merger Agreement representations and warranties (subject to materiality qualifiers) and the other party’s compliance with its Merger Agreement covenants and agreements in all material respects. Campbell and Merger Sub’s respective obligations to consummate the Merger are not subject to a financing condition.

Each of Campbell or the Company can terminate the Merger Agreement under certain circumstances, including (i) if the transactions contemplated by the Merger Agreement are not consummated on or before February 7, 2025, (ii) if a court of competent jurisdiction or other governmental authority in the United States has issued a final non-appealable, order, decree or injunction prohibiting or making illegal the consummation of, or enjoining the parties from consummating, the Merger, or (iii) if the Company Stockholder Approval did not occur. The Company may also terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to Campbell’s right to match such Superior Proposal, and Campbell may terminate the Merger Agreement if, among other things, the Company Board changes or fails to support the Company Board’s recommendation that the Merger Agreement be adopted by the Company’s stockholders (an “Adverse Recommendation Change”). The Company must pay Campbell a $71.3 million termination fee if the Company terminates the Merger Agreement to accept a Superior Proposal or if Campbell terminates the Merger Agreement because of an Adverse Recommendation Change, an alternative acquisition proposal has been publicly disclosed (and not withdrawn), the Merger Agreement is terminated and the Company consummates an alternative acquisition proposal, or signs a definitive agreement for an alternative acquisition proposal (that is subsequently consummated), within twelve months of such termination. Campbell must pay the Company a $145.0 million termination fee (minus any Reimbursed Expenses (as defined below)) if Campbell or the Company terminates the Merger Agreement because the Effective Time has not occurred before February 7, 2025, or if there is a Nonappealable Order (in each case, solely as a result of the failure to obtain the expiration or termination of the waiting period under the HSR Act or the issuance of an injunction or order, or the application of an applicable law or legal prohibition, relating to U.S. antitrust laws).

Parent is required to reimburse the Company for up to $10 million of the reasonable and documented fees and expenses incurred by the Company in connection with obtaining (or seeking to obtain) the expiration or termination of the applicable waiting period under the HSR Act (“Reimbursed Expenses”).

In connection with the Merger Agreement, (i) certain funds associated with Advent (such funds collectively, “Advent Funds”) that are stockholders of the Company and (ii) each member of the Company Board who holds Company Stock (together, the “Voting Parties”) have entered into a voting agreement with Parent (each, a “Voting Agreement”) and agreed, among other things, to vote the shares of Company Stock over which they have voting power to approve the Merger Agreement and the transactions contemplated thereby, including the Merger. Under the terms of each Voting Agreement, the relevant Voting Party has also agreed (a) to vote such Voting Party’s shares of Company Stock against any alternative acquisition proposal and (b) not to transfer its shares of Company Stock (subject to certain exceptions). In addition, the Advent Funds’ Voting Agreement contains a “no-shop” restriction that, among other things, prohibits such funds and their representatives from soliciting alternative acquisition proposals (subject to certain exceptions). As of August 7, 2023, the Voting Agreements cover approximately 34% of the shares of outstanding Company Stock. As of August 7, 2023, the Voting Parties collectively owned approximately 46% of the shares of outstanding Company Stock.

The foregoing does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023. For the fiscal quarter ended July 1, 2023, the Company incurred legal expenses of $0.6 million associated with the pending Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, including statements regarding the pending merger with Campbell Soup Company (“Campbell”). Forward-looking statements can be identified by words, such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in this section.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. With respect to the pending Merger, these risks and uncertainties include, but are not limited to:

●	failure to obtain the required vote of the Company’s stockholders;
●	the timing to consummate the proposed transaction;
●	the risk that a condition to closing of the proposed transaction may not be satisfied or that the closing of the proposed transaction might otherwise not occur;
●	the risk that a regulatory approval that may be required for the proposed transaction is not obtained or is obtained subject to conditions that are not anticipated;
●	the diversion of management time on transaction-related issues; and
●	the risk that the transaction and its announcement could have an adverse effect on the Company’s ability to retain customers and retain and hire key personnel.

Other important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	geopolitical tensions, including relating to Ukraine;

●	our inability to maintain our workforce;
●	our inability to identify, consummate or integrate new acquisitions or realize the projected benefits of acquisitions;
●	erosion of the reputation of one or more of our brands;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our Amended First Lien Credit Agreement (as defined herein), which as of July 1, 2023 was $480.8 million, and our duty to comply with covenants under our Amended First Lien Credit Agreement;
●	the COVID-19 pandemic and associated effects; and
●	the interests of our majority stockholder may differ from those of public stockholders.

See Part I. Item IA. “Risk Factors” in our 2022 Form 10-K for a further description of these and other factors. For the reasons described above, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report. Any forward-looking statement made by us in this report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal year ended December 25, 2021 (“fiscal 2021”) had 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks. Our fiscal year ending December 30, 2023 (“fiscal 2023”) will have 52 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter is comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks and 26 weeks ended July 1, 2023 and June 25, 2022 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Pending Merger with Campbell

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell and Premium Products Merger Sub, Inc. (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Campbell (the “Merger”). The Company’s board of directors and the board of directors of Campbell have approved the Merger Agreement and the transactions described therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of the Company’s common stock (“Company Stock”), except for certain shares of Company Stock specified in the Merger Agreement, will be canceled and automatically converted into the right to receive (i) $23.00 per share, and (ii) if the Merger is not effective by May 7, 2024, an additional $0.00182 per day beginning May 8, 2024, up to but excluding the date the Merger becomes effective.

The completion of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement by our stockholders. See Note 19. Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements. Note 19. Subsequent Events does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 7, 2023. Upon consummation of the Merger, Sovos will cease to be a publicly traded company and our common stock will be delisted from Nasdaq.

Emerging Growth Status

Based on the aggregate worldwide market value of our shares of common stock held by our non-affiliate stockholders as of July 1, 2023, we expect that we will become a “large accelerated filer” and lose emerging growth status beginning with our Annual Report on Form 10-K for the year ended December 30, 2023. We will also no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal controls over financial reporting.

Market Trends

We continue to actively monitor the macroeconomic inflationary environment and the ongoing impacts to the global economy, including market disruptions, supply chain challenges and elevated costs, and consumer price sensitivity resulting from constrained purchasing power, as well as the level of consumer mobility, including the rate at which consumers return to working outside the home. Consistent with the consumer-packaged food industry, we are seeing a mix of cost increases, primarily across agricultural ingredients and labor, while we are also seeing favorability in specific ingredients, such as dairy and protein, as well as certain packaging materials including resin costs. Specific cost increases for the 26 weeks ended July 1, 2023 include, but are not limited to, tomatoes, fruit and cartons while other costs such as milk, protein and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 26 weeks ended July 1, 2023 has remained relatively flat, while in first half of fiscal 2022 ongoing logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs. In fiscal 2023, labor-related disruptions, including labor shortages and absenteeism, have been less challenging within our operations and among our third-party logistics and other business partners, compared to the prior year where we experienced elevated downtime in our plants, but remain challenging when compared to pre-pandemic levels.

During the 13 weeks and 26 weeks ended July 1, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, and productivity savings, all of which were partially offset by higher inflationary costs described above. Specifically, we benefited from pricing actions announced during the second half of 2022, as well as those taken during the first half of 2023, including the inflation-justified list price increases to our customers, for yogurt and frozen entrees that were implemented in February 2023.We also continue to execute various productivity and cost savings initiatives within our manufacturing and logistics network, including further automation of our own production facilities, optimization of our co-manufacturing network, product and packaging value engineering, competitive procurement actions, and optimization of our logistics network.  We continue to proactively manage cost inflation risk through forward purchase agreements, where possible, as well as through leveraging our scale and enhancing our relationships with our third-party manufacturing partners to lower the all-in costs to manufacture our products. Collectively, we expect the pricing actions, productivity initiatives and value engineering that we have implemented to date to mitigate the ongoing increases in costs.

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

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies. See “—Non-GAAP Financial Measures” for definitions and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, gross profit to adjusted gross profit, total operating expenses to adjusted operating expenses, operating income (loss) to adjusted operating income, reported income tax (expense) benefit to adjusted income tax (expense), reported effective tax rate to adjusted effective tax rate, net income (loss) to adjusted net income and diluted earnings per share to diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks and 26 weeks ended July 1, 2023 and June 25, 2022.

Comparison of Unaudited Results for the 13 weeks ended July 1, 2023 and June 25, 2022

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	July 1, 2023	% of Net Sales	June 25, 2022	% of Net Sales	$ Change	% Change

Net sales	$217,635	100.0%	$197,433	100.0%	$20,202	10.2%
Cost of sales	146,928	67.5%	142,410	72.1%	4,518	3.2%
Gross profit	70,707	32.5%	55,023	27.9%	15,684	28.5%
Operating expenses:
Selling, general and administrative	47,633	21.9%	39,449	20.0%	8,184	20.7%
Depreciation and amortization	6,004	2.8%	7,200	3.6%	(1,196)	(16.6)%
Impairment of goodwill	—	—%	42,052	21.3%	(42,052)	(100.0)%
Total operating expenses	53,637	24.7%	88,701	44.9%	(35,064)	(39.5)%
Operating income (loss)	17,070	7.8%	(33,678)	(17.1)%	50,748	150.7%
Interest expense, net	8,678	4.0%	5,713	2.9%	2,965	51.9%
Income (loss) before income taxes	8,392	3.8%	(39,391)	(20.0)%	47,783	121.3%
Income tax (expense) benefit	(3,003)	(1.4)%	9,106	4.6%	12,109	133.0%
Net income (loss)	$5,389	2.4%	$(30,285)	(15.3)%	$35,674	117.8%

Diluted earnings (loss) per share	$0.05		$(0.30)		$0.35	116.7%
Diluted weighted average shares outstanding	103,271,838		100,897,815		2,374,023	2.4%

Other financial data: (1)
EBITDA	$25,634	11.8%	$(23,853)	(12.1)%	$49,487	207.5%
Adjusted EBITDA	$35,166	16.2%	$25,691	13.0%	$9,475	36.9%
Adjusted gross profit	$70,707	32.5%	$55,225	28.0%	$15,482	28.0%
Adjusted operating expenses	$38,499	17.7%	$32,549	16.5%	$5,950	18.3%
Adjusted operating income	$32,208	14.8%	$22,676	11.5%	$9,532	42.0%
Adjusted income tax (expense)	$(6,094)	(2.8)%	$(4,261)	(2.2)%	$1,833	43.0%
Adjusted net income	$17,436	8.0%	$12,702	6.4%	$4,734	37.3%
Diluted earnings per share from adjusted net income	$0.17		$0.13		$0.04	30.8%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $217.6 million represented an increase of $20.2 million, or 10.2%, for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended June 25, 2022. The increase was driven by 8.9% volume growth and 7.4% price and mix from our Rao’s, noosa and Michael Angelo’s brands combined. These increases were partially offset by a 6.1% decrease in net sales for Birch Benders due to the divestiture of the brand and certain related assets on December 30, 2022. Net sales growth from a brand perspective was led by Rao’s up 29.3% as a result of higher sales across the entire brand, most notably sauce. Additionally, noosa grew 0.9% while Michael Angelo’s declined 23.4%. Michael Angelo’s net sales decline in the quarter was primarily driven by the decision to eliminate certain channel specific, lower margin frozen entrée products, as well as the impact of lapping the year-ago period when the Company cancelled nearly all of its promotions due to supply chain issues.

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

Cost of sales of $146.9 million represented an increase of $4.5 million, or 3.2%, for the 13 weeks ended July 1, 2023 as compared to the 13 weeks ended June 25, 2022. The increase was primarily attributable to volume growth, which was partially offset by productivity savings, mostly within our manufacturing network, as well as the inclusion of cost of sales in the prior year period from the Birch Benders brand which was, along with certain related assets, divested on December 30, 2022. We also experienced increased costs associated with agricultural ingredients, predominantly related to tomatoes and fruit, as well as labor.

Cost of sales as a percentage of net sales decreased from 72.1% for the 13 weeks ended June 25, 2022, to 67.5% for the 13 weeks ended July 1, 2023. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as productivity savings, all of which were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $70.7 million represented an increase of $15.7 million, or 28.5%, for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended June 25, 2022. Gross profit as a percentage of net sales, or gross margin, increased from 27.9% for the 13 weeks ended June 25, 2022 to 32.5% for the 13 weeks ended July 1, 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $53.6 million represented a decrease of $35.1 million, or 39.5%, for the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022 due to the following:

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

Selling, general and administrative expenses of $47.6 million represented an increase of $8.2 million, or 20.7%, for the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022. The increase was primarily driven by: (a) increased spending, including professional fees, of $4.5 million to support marketing, research and development and selling; (b) increased employee-related expenses of $2.6 million; and (c) higher equity-based compensation expense of $1.9 million. These increases were offset by a decrease of $0.9 million because of the Birch Benders divestiture at the end of fiscal 2022 primarily related to selling expenses for broker costs and product development costs.

The higher selling, marketing, and research and development expenses are primarily due to our increased investment in our marketing activities to support recently launched innovations from our current portfolio, including Michael Angelo’s sauce and Rao’s frozen pizza, and product development activities to support product line extensions and new products, as well as increased selling costs driven by the increase in sales volumes. The increase in employee-related expenses is primarily due to increased headcount, higher incentive compensation accruals as a result of year-to-date performance and increased meeting and travel-related expenses as the COVID-related travel restrictions ease. The increase in equity-based compensation expense is due to recognizing expense for new equity awards made during the 13 weeks ended July 1, 2023 and the new equity awards and equity modifications made since June 25, 2022.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $6.0 million represented a decrease of $1.2 million, or 16.6%, for the 13 weeks ended July 1, 2023, compared to the 13 weeks ended June 25, 2022. The decrease was primarily related to a reduction in amortization expense for the 13 weeks ended July 1, 2023 due to the sale of the Birch Benders intangible assets in conjunction with the divestiture in December 2022.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 13 weeks ended June 25, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of the Birch Benders goodwill due to the underperformance of the brand. No impairment changes were recorded for the 13 weeks ended July 1, 2023.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein) and amortization of deferred financing costs, offset by investment income. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $8.7 million represented an increase of $3.0 million, or 51.9%, for the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022. The increase in interest expense is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the 13 weeks ended July 1, 2023 was 8.76% compared to a weighted average rate of 4.36% for the 13 weeks ended June 25, 2022. The impact of the rate increase was partially offset by our interest rate hedge. Refer to Note 13. Hedging and Derivative Financial Instruments to the condensed consolidated financial statements in this Form 10-Q for further discussion on our cash flow hedge of interest rate risk. The Credit Facilities interest expense was offset by higher realized investment interest income in the 13 weeks ended July 1, 2023, due to a higher cash balance available to invest, along with higher interest rates on investments.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax (expense) of $3.0 million represented an increase of $12.1 million for the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022. The increase was primarily driven by higher income before taxes and the loss of a tax benefit from the impairment of goodwill in 2022.

Net Income (Loss)

Net income for the 13 weeks ended July 1, 2023was $5.4 million compared to net loss of $30.3 million for the 13 weeks ended June 25, 2022. The increase in net income was attributable to the items described above.

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

Comparison of Unaudited Results for the 26 weeks ended July 1, 2023 and June 25, 2022

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	26 Weeks Ended		26 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	July 1, 2023	% of Net sales	June 25, 2022	% of Net sales	$ Change	% Change

Net sales	$470,426	100.0%	$407,366	100.0%	$63,060	15.5%
Cost of sales	328,907	69.9%	298,435	73.3%	30,472	10.2%
Gross profit	141,519	30.1%	108,931	26.7%	32,588	29.9%
Operating expenses:
Selling, general and administrative	91,047	19.4%	73,364	18.0%	17,683	24.1%
Depreciation and amortization	11,984	2.5%	14,403	3.5%	(2,419)	(16.8)%
Impairment of goodwill	—	—%	42,052	10.3%	(42,052)	(100.0)%
Total operating expenses	103,031	21.9%	129,819	31.9%	(26,788)	(20.6)%
Operating income (loss)	38,488	8.2%	(20,888)	(5.1)%	59,376	284.3%
Interest expense, net	17,379	3.7%	11,735	2.9%	5,644	48.1%
Income (loss) before income taxes	21,109	4.5%	(32,623)	(8.0)%	53,732	164.7%
Income tax (expense) benefit	(7,874)	(1.7)%	6,395	1.6%	14,269	223.1%
Net income (loss)	$13,235	2.8%	$(26,228)	(6.4)%	$39,463	150.5%

Diluted earnings (loss) per share	$0.13		$(0.26)		$0.39	150.0%
Diluted weighted average shares outstanding	102,389,768		100,895,181		1,494,587	1.5%

Other financial data: (1)
EBITDA	$55,521	11.8%	$(1,508)	(0.4)%	$57,029	NM %
Adjusted EBITDA	$71,121	15.1%	$53,312	13.1%	$17,809	33.4%
Adjusted gross profit	$141,797	30.1%	$109,725	26.9%	$32,072	29.2%
Adjusted operating expenses(2)	$76,497	16.3%	$62,174	15.3%	$14,323	23.0%
Adjusted operating income	$65,300	13.9%	$47,551	11.7%	$17,749	37.3%
Adjusted income tax (expense)	$(12,363)	(2.6)%	$(9,332)	(2.3)%	$3,031	32.5%
Adjusted net income	$35,558	7.6%	$26,484	6.5%	$9,074	34.3%
Diluted earnings per share from adjusted net income	$0.35		$0.26		$0.09	34.6%

NM- Not meaningful.

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $470.4 million represented an increase of $63.1 million, or 15.5%, for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended June 25, 2022. The increase was driven by 12.5% volume growth and 9.2% price and mix from our Rao’s, noosa and Michael Angelo’s brands combined. These increases were partially offset by a 6.2% decrease in net sales for Birch Benders due to the divestiture of the brand and certain related assets on December 30, 2022. Net sales growth from a brand perspective was led by Rao’s up 33.8% as a result of higher sales across the entire brand, most notably sauce. Additionally, noosa grew 4.3% while Michael Angelo’s declined 14.4%. Michael Angelo’s net sales decline in the 26 weeks ended July 1, 2023 was primarily driven by the decision to eliminate certain channel specific, lower margin frozen entrée products, as well as the impact of lapping the year-ago period when the Company cancelled nearly all of its promotions due to supply chain issues.

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

Cost of sales of $328.9 million represented an increase of $30.5 million, or 10.2%, for the 26 weeks ended July 1, 2023 as compared to the 26 weeks ended June 25, 2022. The increase was primarily attributable to volume growth, which was partially offset by productivity savings, mostly within our manufacturing network, as well as the inclusion of cost of sales in the prior year period from the Birch Benders brand which was, along with certain related assets, divested on December 30, 2022. We also experienced increased costs associated with agricultural ingredients, predominantly related to tomatoes and fruit, as well as labor.

Cost of sales as a percentage of net sales decreased from 73.3% for the 26 weeks ended June 25, 2022, to 69.9% for the 26 weeks ended July 1, 2023. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as productivity savings, all of which were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $141.5 million represented an increase of $32.6 million, or 29.9%, for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended June 25, 2022. Gross profit as a percentage of net sales, or gross margin, increased from 26.7% for the 26 weeks ended June 25, 2022 to 30.1% for the 26 weeks ended July 1, 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $103.0 million represented a decrease of $26.8 million, or 20.6%, for the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022 due to the following:

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

Selling, general and administrative expenses of $91.0 million represented an increase of $17.7 million, or 24.1%, for the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022. The increase was primarily driven by: (a) increased spending, including professional fees, of $9.0 million to support marketing, research and development and selling; (b) increased employee-related expenses of $8.1 million; and (c) higher equity-based compensation expense of $3.3 million. These increases were offset by a decrease of $2.8 million because of the Birch Benders divestiture at the end of fiscal 2022 primarily related to selling expenses for broker costs and product development costs.

The higher selling, marketing, and research and development expenses are primarily due to our increased investment in our marketing activities to support recently launched innovations to our current portfolio, including Michael Angelo’s sauce and Rao’s frozen pizza, and product development activities to support product line extensions and new products, as well as increased selling costs driven by the increase in sales volumes. The increase in employee-related expenses is primarily due to increased headcount, higher incentive compensation accruals as a result of year-to-date performance and increased meeting and travel-related expenses as the COVID-related travel restrictions ease. The increase in equity-based compensation expense is due to recognizing expense for new equity awards and equity modifications made during the 26 weeks ended July 1, 2023.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $12.0 million represented a decrease of $2.4 million, or 16.8%, for the 26 weeks ended July 1, 2023, compared to the 26 weeks ended June 25, 2022. The decrease was primarily related to a reduction in amortization expense for the 26 weeks ended July 1, 2023 due to the sale of the Birch Benders intangible assets in conjunction with the divestiture in December 2022.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 26 weeks ended June 25, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill due to the underperformance of the brand. No impairment changes were recorded for the 26 weeks ended July 1, 2023.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein) and amortization of deferred financing costs, offset by investment income. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $17.4 million represented an increase of $5.6 million, or 48.1%, for the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022. The increase in interest expense is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the 26 weeks ended July 1, 2023 was 8.53% compared to a weighted average rate of 4.45% for the 26 weeks ended June 25, 2022. The impact of the rate increase was partially offset by our interest rate hedge. Refer to Note 13. Hedging and Derivative Financial Instruments to the condensed consolidated financial statements in this Form 10-Q for further discussion on our cash flow hedge of interest rate risk. The Credit Facilities interest expense was offset by higher realized investment interest income in the 26 weeks ended July 1, 2023, due to a higher cash balance available to invest, along with higher interest rates on investments.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax (expense) of $7.9 million represented an increase of $14.3 million for the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022. The increase was primarily driven by higher income before taxes, the loss of a tax benefit from the impairment of goodwill in 2022 and the higher limitation on the deduction of executive compensation for public companies.

Net Income (Loss)

Net income for the 26 weeks ended July 1, 2023 was $13.2 million compared to net loss of $26.2 million for the 26 weeks ended June 25, 2022. The increase in net income was attributable to the items described above.

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

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs and IPO readiness costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. Adjusted gross margin is determined by calculating the percentage of adjusted gross profit is of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense) and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of non-GAAP financial measures is intended to provide supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Non-GAAP financial measures should not be considered as alternatives to operating income (loss), net income (loss), earnings (loss) per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating income, adjusted income tax (expense), adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related activities and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized gain (loss) on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with acquisitions and divestitures and costs associated with potential or uncompleted transactions; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended				26 Weeks Ended
(In thousands)	July 1, 2023	% of Net sales	June 25, 2022	% of Net sales	July 1, 2023	% of Net sales	June 25, 2022	% of Net sales
Net income (loss)(1)	$5,389	2.4%	$(30,285)	(15.3)%	$13,235	2.8%	$(26,228)	(6.4)%
Interest expense, net	8,678	4.0	5,713	2.9	17,379	3.7	11,735	2.9
Income tax (expense) benefit	(3,003)	(1.4)	9,106	4.6	(7,874)	(1.7)	6,395	1.6
Depreciation and amortization	8,564	3.9	9,825	5.0	17,033	3.6	19,380	4.8
EBITDA(1)	25,634	11.7	(23,853)	(12.1)	55,521	11.8	(1,508)	(0.4)
Non-cash equity-based compensation(2)	6,419	3.0	4,547	2.3	11,927	2.6	8,634	2.1
Non-recurring costs(3)	1,807	0.9	2,023	1.0	2,034	0.4	2,400	0.6
Loss on foreign currency contracts(4)	331	0.2	497	0.3	198	—	497	0.1
Supply chain optimization(5)	—	—	202	0.1	128	—	794	0.2
Impairment of goodwill(6)	—	—	42,052	21.3	—	—	42,052	10.3
Transaction and integration costs(7)	975	0.4	59	0	1,313	0.3	59	—
Initial public offering readiness(8)	—	—	164	0.1	—	—	384	0.1
Adjusted EBITDA(1)	$35,166	16.2%	$25,691	13.0%	$71,121	15.1%	$53,312	13.1%
(1)	Net income (loss) as a percentage of net sales is also referred to as net income (loss) margin. EBITDA and Adjusted EBITDA as a percentage of net sales are also referred to as EBITDA margin and Adjusted EBITDA margin.
(2)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(3)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(4)	Consists of unrealized loss on foreign currency contracts.
(5)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(6)	Consists of expenses for impairment of goodwill.
(7)	Consists of costs associated with the divestiture of the Birch Benders brand and certain related assets, and costs associated with potential transactions, including the pending Merger.
(8)	Consists of costs associated with building the organizational infrastructure to support a public company environment.

The following tables provide a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

				13 Weeks Ended
(In thousands, except share and per share data)	July 1, 2023
	Gross profit		Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$70,707		$53,637	$17,070	$8,678	$(3,003)	$5,389
Adjustments:
Non-cash equity-based compensation(1)	—		(6,419)	6,419	—	—	6,419
Non-recurring costs(2)	—		(1,807)	1,807	—	—	1,807
Loss on foreign currency contracts(3)	—		(331)	331	—	—	331
Transaction and integration costs(6)	—		(975)	975	—	—	975
Acquisition amortization(8)	—		(5,606)	5,606	—	—	5,606
Tax effect of adjustments(9)	—		—	—	—	(2,957)	(2,957)
One-time tax (expense) items(10)	—		—	—	—	(134)	(134)
As adjusted	$70,707		$38,499	$32,208	$8,678	$(6,094)	$17,436

As adjusted (% of net sales)	32.5	%(11)	17.7%	14.8%	4.0%	(2.8)%	8.0%

Earnings per share:
Diluted							0.05
Adjusted diluted							0.17
Weighted average shares outstanding:
Diluted for net income							103,271,838
Diluted for adjusted net income							103,271,838

				13 Weeks Ended
(In thousands, except share and per share data)	June 25, 2022
	Gross profit		Operating expenses	Operating income (loss)	Interest expense, net	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$55,023		$88,701	$(33,678)	$5,713	$9,106	$(30,285)
Adjustments:
Non-cash equity-based compensation(1)	—		(4,547)	4,547	—	—	4,547
Non-recurring costs(2)	—		(2,023)	2,023	—	—	2,023
Loss on foreign currency contracts(3)	—		(497)	497	—	—	497
Supply chain optimization(4)	202		—	202	—	—	202
Impairment of goodwill(5)	—		(42,052)	42,052	—	—	42,052
Transaction and integration costs(6)	—		(59)	59	—	—	59
Initial public offering readiness(7)	—		(164)	164	—	—	164
Acquisition amortization(8)	—		(6,810)	6,810	—	—	6,810
Tax effect of adjustments(9)	—		—	—	—	(3,091)	(3,091)
One-time tax (expense) items(10)	—		—	—	—	(10,276)	(10,276)
As adjusted	$55,225		$32,549	$22,676	$5,713	$(4,261)	$12,702

As adjusted (% of net sales)	28.0	%(11)	16.5%	11.5%	2.9%	(2.2)%	6.4%

Earnings (loss) per share:
Diluted							(0.30)
Adjusted diluted							0.13
Weighted average shares outstanding:
Diluted for net income							100,897,815
Diluted for adjusted net income							101,321,056

				26 Weeks Ended
(In thousands, except share and per share data)	July 1, 2023
	Gross profit		Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$141,519		$103,031	$38,488	$17,379	$(7,874)	$13,235
Adjustments:
Non-cash equity-based compensation(1)	—		(11,927)	11,927	—	—	11,927
Non-recurring costs(2)	—		(2,034)	2,034	—	—	2,034
Loss on foreign currency contracts(3)	—		(198)	198	—	—	198
Supply chain optimization(4)	128		—	128	—	—	128
Transaction and integration costs(6)	150		(1,163)	1,313	—	—	1,313
Acquisition amortization(8)	—		(11,212)	11,212	—	—	11,212
Tax effect of adjustments(9)	—		—	—	—	(4,334)	(4,334)
One-time tax (expense) benefit items(10)	—		—	—	—	(155)	(155)
As adjusted	$141,797		$76,497	$65,300	$17,379	$(12,363)	$35,558

As adjusted (% of net sales)	30.1	%(11)	16.3%	13.9%	3.7%	(2.6)%	7.6%

Earnings per share:
Diluted							0.13
Adjusted diluted							0.35
Weighted average shares outstanding:
Diluted for net income							102,389,768
Diluted for adjusted net income							102,389,768

				26 Weeks Ended
(In thousands, except share and per share data)	June 25, 2022
	Gross profit		Operating expenses	Operating income (loss)	Interest expense, net	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$108,931		$129,819	$(20,888)	$11,735	$6,395	$(26,228)
Adjustments:
Non-cash equity-based compensation(1)	—		(8,634)	8,634	—	—	8,634
Non-recurring costs(2)	—		(2,400)	2,400	—	—	2,400
Loss on foreign currency contracts(3)	—		(497)	497	—	—	497
Supply chain optimization(4)	794		—	794	—	—	794
Impairment of goodwill(5)	—		(42,052)	42,052	—	—	42,052
Transaction and integration costs(6)	—		(59)	59	—	—	59
Initial public offering readiness(7)	—		(384)	384	—	—	384
Acquisition amortization(8)	—		(13,619)	13,619	—	—	13,619
Tax effect of adjustments(9)	—		—	—	—	(5,451)	(5,451)
One-time tax (expense) items(10)	—		—	—	—	(10,276)	(10,276)
As adjusted	$109,725		$62,174	$47,551	$11,735	$(9,332)	$26,484

As adjusted (% of net sales)	26.9	%(11)	15.3%	11.7%	2.9%	(2.3)%	6.5%

Earnings (loss) per share:
Diluted							(0.26)
Adjusted diluted							0.26
Weighted average shares outstanding:
Diluted for net income							100,895,181
Diluted for adjusted net income							101,053,289
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(2)	Consists of costs for professional fees related to organizational optimization and capital markets activities.

(3)	Consists of unrealized loss on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expenses for impairment of goodwill.
(6)	Consists of costs associated with the divestiture of the Birch Benders brand and certain related assets and costs associated with potential transactions, including the pending Merger.
(7)	Consists of costs associated with building the organizational infrastructure to support a public company environment.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(10)	Represents the removal of the tax effect of impairment of goodwill, removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate, the removal of the tax effect of non-deductible transaction costs and the removal of the excess tax benefits related to equity-based compensation vesting.
(11)	Adjusted gross profit as a percentage of net sales is also referred to as adjusted gross margin.

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

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate for the 13 weeks and 26 weeks ended July 1, 2023 and June 25, 2022:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Reported income tax (expense) benefit	$(3,003)	$9,106	$(7,874)	$6,395
Non-cash equity-based compensation	—	(703)	—	(703)
Non-recurring costs	(542)	(440)	(597)	(440)
Loss on foreign currency contracts	—	(121)	—	(121)
Supply chain optimization	—	(195)	(31)	(195)
Impairment of goodwill	—	(10,276)	—	(10,276)
Transaction and integration costs	(310)	401	(310)	(15)
Initial public offering readiness	—	(99)	—	(447)
Acquisition amortization	(2,239)	(1,934)	(3,551)	(3,530)
Adjusted income tax (expense)(1)	$(6,094)	$(4,261)	$(12,363)	$(9,332)

Reported effective tax rate	35.8%	23.1%	37.3%	19.6%
Non-cash equity-based compensation	—	0.1	—	0.3
Non-recurring costs	(1.7)	0.1	(1.5)	0.2
Loss on foreign currency contracts	—	—	—	0.1
Supply chain optimization	—	—	(0.1)	0.1
Impairment of goodwill	—	1.5	—	4.2
Transaction and integration costs	(1.0)	(0.1)	(0.8)	—
Initial public offering readiness	—	—	—	0.2
Acquisition amortization	(7.2)	0.3	(9.1)	1.4
Adjusted effective tax rate(1)	25.9%	25.0%	25.8%	26.1%
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

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities. As of July 1, 2023, we had cash and equivalents of $169.6 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations, interest payments on our debt and potential acquisitions. We estimate that our capital expenditures will be approximately $11 million to $13 million in fiscal 2023, which we plan to fund with cash generated from our operating activities. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of July 1, 2023, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $39 million to $41 million over the next 12 months. Our total lease obligations were $22.7 million as of July 1, 2023, with $3.3 million due over the next 12 months. We have purchase commitments of approximately $4.7 million and $8.4 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products.

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

Merger-related Liquidity and Capital Resources Limitations

We have agreed to various agreements and covenants in the Merger Agreement, including among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and either the Effective Time or the valid termination of the Merger Agreement pursuant to its terms. Outside of certain limited exceptions, we may not take or agree to take certain actions without Campbell’s consent, including acquiring businesses, entering into certain specified contracts, making unbudgeted capital expenditures, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

Credit Facilities and Unused Borrowing Capacity

In June 2021, Sovos Intermediate (the “Borrower”) entered into (i) the First Lien Credit Agreement, pursuant to which the First Lien Lenders agreed to provide senior secured credit facilities, consisting of (a) an initial first lien term loan facility in an original principal amount of $580.0 million (the “Initial First Lien Term Loan Facility” and the loans thereunder, the “Initial First Lien Term Loans”) and (b) a revolving facility in an original principal amount of $125.0 million (the “Revolving Facility” and the loans thereunder, the “Revolving Loans”), including a letter of credit facility with a $45.0 million sublimit (the Initial First Lien Term Loan Facility and the Revolving Facility, collectively, the “Credit Facilities”).

In 2021, we prepaid $99.2 million of the outstanding principal balance under the Initial First Lien Term Loans. As a result of the prepayment on the Initial First Lien Term Loans, all future principal payments have been eliminated for the remaining term of the loan.

On June 28, 2023, Sovos Intermediate amended the First Lien Credit Agreement. The amended First Lien Credit Agreement (“Amended First Lien Credit Agreement”) replaces the London Inter-Bank Offered Rate (“LIBO Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”).

The interest rate for the Initial First Lien Term Loans and the Revolving Loans is (at the Borrower's option) either (a) LIBO Rate (as defined in the Amended First Lien Credit Agreement) plus the applicable LIBO Rate spread or (b) Alternate Base Rate (as defined in the Amended First Lien Credit Agreement) plus the applicable Alternate Base Rate spread. As of June 28, 2023, Term SOFR (as defined in the Amended First Lien Credit Agreement) replaced the LIBO Rate as the base rate for loans denominated in dollars. However, to the extent any LIBO Rate loan denominated in dollars was outstanding on June 28, 2023, such loan shall continue to bear interest at the LIBO Rate until the end of the current interest period or payment period applicable to such loan and such loan shall be governed by the terms of First Lien Credit Agreement applicable to LIBO Rate loans denominated in dollars until the earlier of (i) the repayment of such loans or (ii) the conversion of such loans into Term SOFR loans or ABR loans. Effective as of June 28, 2023, a credit spread adjustment (0.11448% per annum for one month tenor, 0.26161% per annum for a three month tenor, 0.42826% per annum for a six month tenor and 0.71513% per annum for a twelve month tenor) shall apply to Term SOFR loans pursuant to the Amended First Lien Credit Agreement. The Initial First Lien Term Loans mature on June 8, 2028 and any Revolving Loans mature on June 8, 2026.

As of July 1, 2023, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of July 1, 2023. As of July 1, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 8.77% and 7.91%, respectively.

The Amended First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the Amended First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. In addition, under the Amended First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility. As of July 1, 2023, the Company had no outstanding revolving loans, so did not meet the requirement to test the financial covenant under the Amended First Lien Credit Agreement.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	26 Weeks Ended
(In thousands)	July 1, 2023	June 25, 2022
Cash provided by (used in):
Operating activities	$34,583	$16,274
Investing activities	(3,571)	(9,730)
Financing activities	(41)	(47)
Change in cash and cash equivalents	$30,971	$6,497

Cash Provided by Operating Activities

Cash provided by operating activities was $34.6 million for the 26 weeks ended July 1, 2023, an increase of $18.3 million from $16.3 million for the 26 weeks ended June 25, 2022. The increase was primarily due to an increase in net income (loss) of $39.5 million and a decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $29.9 million, plus an increase in cash provided by changes in operating assets and liabilities of $8.7 million.

The decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $29.9 million was primarily related to $42.1 million impairment of goodwill in the 26 weeks ended June 25, 2022, offset by increases in deferred taxes and equity-based compensation related to new equity awards and equity modifications made during the 26 weeks ended July 1, 2023.

The increase in cash provided by changes in operating assets and liabilities of $8.7 million for the 26 weeks ended July 1, 2023 was primarily due to an increase in cash of $23.0 million from accounts receivable resulting from increased sales volumes and improved collections, and an increase in cash provided by inventories of $8.4 million due to less inventory build in the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022, primarily due to strong sales volumes. The increase in cash provided by accounts receivable and inventories for the 26 weeks ended July 1, 2023 was offset by an increase in the use of cash for accounts payable of $14.5 million, an increased use of cash for accrued expenses of $4.8 million related primarily to compensation and trade promotions plus an increase in the use of cash for prepaid expenses of $3.3 million related primarily to prepaid insurance, trade and marketing.

Cash Used in Investing Activities

Cash used in investing activities was $3.6 million for the 26 weeks ended July 1, 2023, a decrease of $6.1 million from $9.7 million for the 26 weeks ended June 25, 2022. The decrease was related to decreased cash used for capital expenditures, primarily due to prior year payments for new production equipment at a co-packing manufacturing facility and packaging automation at our Austin, Texas manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $41 thousand for the 26 weeks ended July 1, 2023, a decrease of $6 thousand from $47 thousand for the 26 weeks ended June 25, 2022. Financing activities consisted of repayments of capital lease obligations.

Off-Balance Sheet Arrangements

As of July 1, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in our Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 26 weeks ended July 1, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, and productivity savings, all of which were partially offset by higher inflationary costs. Consistent with the consumer-packaged food industry, we are experiencing a mix of cost increases in several raw materials and packaging while other costs are flat or lower than the prior year. Specific cost increases for the 26 weeks ended July 1, 2023 include, but are not limited to, tomatoes, fruit and cartons while costs such as milk, proteins and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 26 weeks ended July 1, 2023 has remained relatively flat, while in first half of fiscal 2022 logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of July 1, 2023, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. As of July 2022, we entered into a cash flow hedge to manage interest rate risk on $240.0 million of the $480.8 million variable rate debt. Based upon our principal amount of long-term debt outstanding at July 1, 2023, a hypothetical 1% increase or 1% decrease in average interest rates over a LIBOR base or Term SOFR base of 5.27% would impact our annual interest expense in the next year by approximately $2 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases. For additional information regarding our foreign currency exchange risk refer to Note 13. Hedging and Derivative Financial Instruments, to the condensed consolidated financial statements in this Form 10-Q.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the 13 weeks ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. Other than as set forth below related to the proposed transaction with Campbell, including the merger of the Company with a wholly owned subsidiary of Campbell, there were no material changes from the risk factors discussed in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K.

Risks Related to the Proposed Transaction with Campbell.

The announcement and pendency of the pending Merger may have an adverse effect on our business, results of operations, and financial condition, whether or not the Merger is completed, and our failure to complete the Merger could have an adverse effect on our business, results of operation, financial condition, and stock price.

On August 7, 2023, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Campbell and Merger Sub. Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell. Uncertainty about the effect of the Merger on our key suppliers, customers, brokers, employees, and other parties may adversely affect our business, results of operations, and financial condition. We could potentially lose employees, suppliers, customers or brokers, or our suppliers, customers or brokers could adversely modify their relationships with us or performance for us. In addition, we have devoted, and will continue to devote, significant management resources to complete the Merger and related transactions. This may cause our business and operating results to suffer. Losses of suppliers, customers, brokers or employees, or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders.

The Merger Agreement also places restrictions on how we conduct our business before the Merger is effective. These restrictions could result in our inability to respond efficiently and successfully to competitive pressures, industry developments and future opportunities. This could harm our business, results of operations, and financial condition.

If the Merger does not become effective, or during the pendency of the Merger, we may suffer other consequences that could adversely affect our business, results of operations, financial condition, and stock price, and our stockholders would be exposed to additional risks, including:

●	to the extent that the current market price of Company Stock reflects an assumption that the Merger will be completed, the market price of Company Stock could decrease if the Merger is not completed;
●	investor confidence in us could decline if the Merger is not completed;
●	we may be unable to retain key personnel (either during the pendency of the Merger or if the Merger is not completed), and our results of operations may be adversely impacted due to costs incurred in connection with the Merger;
●	stockholder litigation;

●	any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with suppliers, customers, brokers, employees and other parties may continue or intensify in the event the Merger is not consummated or is significantly delayed;
●	the risks related to the diversion of attention of our management or employees during the pendency of the Merger; and
●	the requirement that we pay Campbell a termination fee of $71.3 million under certain circumstances that give rise to the termination of the Merger Agreement.

Even if the Merger is successfully completed:

●	receipt of the all-cash per share Merger consideration is generally taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
●	stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as a public company.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell following the completion of the Merger.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment with the surviving company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Campbell’s control and that we and Campbell may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Campbell’s control, including, among others:

●	the adoption of the Merger Agreement by the holders of a majority of outstanding shares of Company Stock;
●	the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and
●	the absence of an order or law prohibiting or making consummation of the Merger illegal.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed.

We and Campbell may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or Campbell to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement contains provisions that could discourage or deter a potential competing offer to acquire the Company’s common stock.

We are not permitted to solicit proposals for certain alternative business combination transactions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. We are required to hold a meeting of our stockholders to vote on the adoption of the Merger Agreement. In addition, in certain circumstances if we terminate the Merger Agreement, we may be required to pay a termination fee. Such restrictions could discourage or deter a third party, that may be willing to pay more than Campbell for our outstanding Company Stock, from considering or proposing such an acquisition.

Litigation could arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

To our knowledge, as of the date of this Quarterly Report on Form 10-Q no complaints have been properly filed against us seeking to enjoin the Merger or other relief. However, if litigation related to the Merger is commenced, any such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of Company Stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, brokers and other business partners, or otherwise materially harm our operations and financial performance.

A significant portion of our outstanding shares of Company Stock is controlled by a few entities, and their interests may conflict with those of other stockholders.

As of August 4, 2023, Advent beneficially owned in the aggregate approximately 43.0% of our outstanding common stock. As a result, Advent may be able to exercise significant influence over us and certain matters requiring the approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of our Company. In addition, Advent may have actual or potential interests that diverge from the interests of our other stockholders.

On August 7, 2023, certain funds affiliated with Advent entered into a voting agreement with Campbell, pursuant to which such funds agreed, among other things, to vote certain shares of Company Stock over which they have voting power to approve the Merger Agreement and the transactions contemplated thereby, including the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the 13 weeks ended July 1, 2023, none of our directors or officers (as defined in Ruel 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in accordance with Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit
No.	Document

2.1

Agreement and Plan of Merger, dated August 7, 2023, by and among Sovos Brands, Inc., Campbell Soup Company and Premium Products Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 7, 2023).

* 10.1	Amendment No. 1 to First Lien Credit Agreement, dated as of June 28, 2023, by and among Sovos Brands Intermediate, Inc. and Credit Suisse AG, Cayman Island Branch, as Administrative Agent.
*†10.2	Sovos Brands, Inc. Non-Employee Director Annual Compensation Policy, as amended effective on June 7, 2023.
*†10.3	Second Amendment to the Employment Agreement, dated June 29, 2023, between Sovos Brands Intermediate, Inc. and Todd R. Lachman.
*†10.4	Sovos Brands, Inc. Amended and Restated 2023 Severance Plan for Executives (effective July 21, 2023).
10.5

Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023).

10.6	Form of Voting Agreement by and among certain directors of Sovos Brands, Inc. and Campbell Soup Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 7, 2023).
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: August 9, 2023	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)