Form 10-Q
period 2023-09-30
Sovos Brands, Inc.
filed 2023-11-08
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 101,455,355 shares of common stock, $0.001 par value per share outstanding.

SOVOS BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Sovos Brands, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except par value and share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,524	$138,654
Accounts receivable, net	96,962	87,695
Inventories, net	80,629	92,602
Prepaid expenses and other current assets	7,326	11,974
Total current assets	387,441	330,925
Property and equipment, net	62,955	64,317
Operating lease right-of-use assets	11,482	13,332
Goodwill	395,399	395,399
Intangible assets, net	334,728	351,547
Other long-term assets	1,420	3,279
TOTAL ASSETS	$1,193,425	$1,158,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,395	$49,264
Accrued expenses	70,523	69,571
Current portion of long-term debt	202	99
Current portion of long-term operating lease liabilities	3,045	3,308
Total current liabilities	128,165	122,242
Long-term debt, net of debt issuance costs	483,588	482,344
Deferred income taxes	60,032	63,644
Long-term operating lease liabilities	11,867	14,063
Other long-term liabilities	590	483
TOTAL LIABILITIES	684,242	682,776

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 101,375,933 and 100,967,910 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	101	101
Additional paid-in-capital	595,958	577,664
Accumulated deficit	(88,630)	(103,291)
Accumulated other comprehensive income	1,754	1,549
TOTAL STOCKHOLDERS’ EQUITY	509,183	476,023
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,193,425	$1,158,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$257,944	$208,907	$728,370	$616,273
Cost of sales	181,451	147,090	510,358	445,525
Gross profit	76,493	61,817	218,012	170,748
Operating expenses:
Selling, general and administrative	58,471	43,965	149,518	117,329
Depreciation and amortization	6,039	7,209	18,023	21,612
Impairment of goodwill	—	—	—	42,052
Total operating expenses	64,510	51,174	167,541	180,993
Operating income (loss)	11,983	10,643	50,471	(10,245)
Interest expense, net	8,621	6,679	26,000	18,414
Income (loss) before income taxes	3,362	3,964	24,471	(28,659)
Income tax (expense) benefit	(1,936)	(2,500)	(9,810)	3,895
Net income (loss)	$1,426	$1,464	$14,661	$(24,764)

Earnings (loss) per share:
Basic	$0.01	$0.01	$0.14	$(0.25)
Diluted	$0.01	$0.01	$0.14	$(0.25)
Weighted average shares outstanding:
Basic	101,327,970	100,913,121	101,259,880	100,901,161
Diluted	103,775,264	101,613,928	102,851,599	100,901,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income (loss)	$1,426	$1,464	$14,661	$(24,764)
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments	(420)	1,785	269	1,785
Income tax effect	104	(434)	(64)	(434)
Unrealized gain (loss) on derivative instruments, net of tax	(316)	1,351	205	1,351
Total comprehensive income (loss)	$1,110	$2,815	$14,866	$(23,413)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands, except share data)

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at July 1, 2023	101,318,245	$101	$589,591	$(90,056)	$2,070	$501,706
Equity-based compensation expense	—	—	6,367	—	—	6,367
Shares issued upon vesting of restricted stock units	57,688	—	—	—	—	—
Other comprehensive income	—	—	—	—	(316)	(316)
Net income	—	—	—	1,426	—	1,426
Balance at September 30, 2023	101,375,933	$101	$595,958	$(88,630)	$1,754	$509,183

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2022	100,967,910	$101	$577,664	$(103,291)	$1,549	$476,023
Equity-based compensation expense	—	—	18,294	—	—	18,294
Shares issued upon vesting of restricted stock units	408,023	—	—	—	—	—
Other comprehensive income	—	—	—	—	205	205
Net income	—	—	—	14,661	—	14,661
Balance at September 30, 2023	101,375,933	$101	$595,958	$(88,630)	$1,754	$509,183

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at June 25, 2022	100,912,023	$101	$567,860	$(76,068)	$—	$491,893
Equity-based compensation expense	—	—	4,606	—	—	4,606
Shares issued upon vesting of restricted stock units	49,963	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,351	1,351
Net income	—	—	—	1,464	—	1,464
Balance at September 24, 2022	100,961,986	$101	$572,466	$(74,604)	$1,351	$499,314

			Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 25, 2021	100,892,547	$101	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	13,240	—	—	13,240
Shares issued upon vesting of restricted stock units	69,439	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,351	1,351
Net loss	—	—	—	(24,764)	—	(24,764)
Balance at September 24, 2022	100,961,986	$101	$572,466	$(74,604)	$1,351	$499,314

See accompanying notes to the unaudited condensed consolidated financial statements.

Sovos Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	39 Weeks Ended
	September 30, 2023	September 24, 2022
Operating activities
Net income (loss)	$14,661	$(24,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,483	29,184
Equity-based compensation expense	18,294	13,240
Loss on foreign currency contracts	1,278	3,255
Non-cash interest expense	646	—
Deferred income taxes	(3,675)	(11,674)
Amortization of debt issuance costs	949	949
Non-cash operating lease expense	1,850	1,818
Provision for excess and obsolete inventory	2,663	2,350
Loss on disposal of property and equipment	296	—
Impairment of goodwill	—	42,052
Changes in operating assets and liabilities:
Accounts receivable, net	(9,267)	(13,234)
Inventories, net	9,309	(34,823)
Prepaid expenses and other current assets	363	215
Other long-term assets	32	372
Accounts payable	5,276	14,674
Accrued expenses	5,212	5,504
Other long-term liabilities	109	38
Operating lease liabilities	(2,459)	(2,386)
Net cash provided by operating activities	71,020	26,770
Investing activities
Purchases of property and equipment	(7,077)	(10,939)
Net cash (used in) investing activities	(7,077)	(10,939)
Financing activities
Repayments of capital lease obligations	(73)	(59)
Net cash (used in) financing activities	(73)	(59)
Cash and cash equivalents
Net increase in cash and cash equivalents	63,870	15,772
Cash and cash equivalents at beginning of period	138,654	66,154
Cash and cash equivalents at end of period	$202,524	$81,926

Supplemental disclosures of cash flow information
Cash paid for interest	$31,101	$19,039
Cash proceeds from interest	(6,377)	(282)
Cash paid for taxes	7,921	3,670
Proceeds from income tax refunds	(70)	(11)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets	$—	$78
Acquisition of property and equipment not yet paid	352	314
Lease liabilities arising from finance lease right-of-use assets	667	—

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

Pending Merger with Campbell’s

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell Soup company (“Campbell’s”) and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. The Company’s board of directors (the “Company Board”) and the board of directors of Campbell’s approved the Merger Agreement and the transactions contemplated therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of the Company’s common stock (“Company Stock”), except for certain shares of Company Stock specified in the Merger Agreement, will be canceled and automatically converted into the right to receive (i) $23.00 per share, and (ii) if the Merger is not effective by May 7, 2024, an additional $0.00182 per day beginning May 8, 2024, up to but excluding the date the Merger becomes effective. Upon consummation of the Merger, Sovos Brands, Inc. will cease to be a publicly traded company and its common stock will be delisted from Nasdaq.

During the 13 weeks ended September 30, 2023, the Company incurred expenses of approximately $10.8 million in connection with the pending Merger, including $7.2 million for legal and other third-party advisors, $2.9 million for retention awards and $0.7 million for certain other Merger-related costs.

During the 39 weeks ended September 30, 2023, the Company incurred expenses of approximately $11.4 million in connection with the pending Merger, including $7.8 million for legal and other third-party advisors, $2.9 million for retention awards and $0.7 million for certain other Merger-related costs.

See Note 19. Subsequent Events for further discussion on recent updates on the pending Merger.

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

New Accounting Pronouncements and Policies

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2022 the Company elected to apply the hedge accounting expedients related to probability of forecasted transactions to assert probability of the hedged interest payments regardless of the expectation to transition away from LIBOR interest payments and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. During June 2023, the Company elected to apply the relevant hedge accounting expedients related to the change in critical terms of the hedged transactions and hedging instrument, and the change in hedged risk to avoid de-designating the hedging relationship. The Company also applied relevant expedients in paragraph 848-20-35-4 of Topic 848 to avoid reassessing previous accounting determinations that would otherwise be reassessed due to the modification of the hedging instrument. These elections became effective during the third quarter of fiscal 2023 and did not have a material impact to the Company’s consolidated financial statements or derivative contracts.

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

For the fiscal year ended December 31, 2022, the Company recognized a pre-tax loss on the sale of Birch Benders of $51.3 million, calculated as follows:

(In thousands)
Cash received	$40,000
Assets sold:
Inventory	(5,424)
Intangible assets, net	(85,867)
Total assets sold	(91,291)
Loss on asset sale	$(51,291)

Note 4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Rao’s	$196,294	$135,189	$540,373	$392,399
Noosa	42,950	42,703	136,220	132,102
Michael Angelo’s	18,723	21,269	52,948	61,251
Birch Benders	(23)	9,746	(1,171)	30,521
Total net sales	$257,944	$208,907	$728,370	$616,273

The activity for Birch Benders for the 13 weeks and 39 weeks ended September 30, 2023 is related to winding down promotional discount activity in the period.

Note 5. Inventories, Net

Inventories, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Finished goods	$67,446	$76,404
Raw materials and packaging supplies	13,183	16,198
Total inventories, net	$80,629	$92,602

Note 6. Goodwill

There were no changes in the carrying value or impairment charges related to goodwill during the 13 weeks or 39 weeks ended September 30, 2023 or during the 13 weeks ended September 24, 2022.

In the second quarter of 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed. The Company compared the estimated fair value of the Birch Benders reporting unit to the carrying value of its assets and liabilities, including goodwill. The fair value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis, both methods weighted equally. As a result, the Company recorded an impairment charge for the full amount of goodwill, $42.1 million, for the 39 weeks ended September 24, 2022.

Note 7. Intangible Assets, Net

Intangible asset, net, consisted of the following:

	September 30, 2023
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives
Customer relationships	$207,300	$101,771	$105,529
Tradename	101,747	25,548	76,199
	309,047	127,319	181,728
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$462,047	$127,319	$334,728

	December 31, 2022
	Gross carrying	Accumulated	Sale of	Net carrying
(In thousands)	amount	amortization	intangible assets	amount
Intangible assets - definite lives
Customer relationships	$213,000	$89,201	$5,082	$118,717
Tradename	192,347	31,732	80,785	79,830
	405,347	120,933	85,867	198,547
Intangible assets - indefinite lives
Tradename	153,000	—	—	153,000
Total intangible assets	$558,347	$120,933	$85,867	$351,547

In connection with the divestiture of the Birch Benders brand and certain related assets, the Company sold the net amount of definite lived tradename and customer relationships in the amounts of $80.8 million and $5.1 million, respectively, for the fiscal year ended December 31, 2022. See Note 3. Loss on Asset Sale for additional discussion. There were no sales of definite lived intangible assets for the 13 weeks or 39 weeks ended September 30, 2023.

Amortization expense related to intangible assets during the 13 weeks ended September 30, 2023 and September 24, 2022 was $5.6 million and $6.8 million, respectively. Amortization expense related to intangible assets during the 39 weeks ended September 30, 2023 and September 24, 2022 was $16.8 million and $20.4 million, respectively.

There were no impairment charges related to intangible assets during the 13 weeks or 39 weeks ended September 30, 2023.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$5,606
2024	22,425
2025	22,425
2026	22,425
2027	17,782
Thereafter	91,065
Total	$181,728

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accrued trade	$26,749	$32,337
Accrued compensation and benefits	22,265	17,328
Accrued general expense	13,947	13,376
Accrued interest payable	7,562	6,530
Total accrued expenses	$70,523	$69,571

The presentation of previously reported accrued expense categories has been changed to conform to the current year presentation. There was no change to total accrued expenses as of December 31, 2022.

Note 9. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2023
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(4,620)	$476,180
Finance lease liabilities	7,610		7,610
Total debt	$488,410	$(4,620)	483,790
Less: current portion of finance lease liabilities			202
Total long-term debt			$483,588

	December 31, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,374)	$475,426
Finance lease liabilities	7,017	—	7,017
Total debt	$487,817	$(5,374)	482,443
Less: current portion of finance lease liabilities			99
Total long-term debt			$482,344

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

The amortization of debt issuance costs and discount of $0.3 million and $0.3 million for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and $0.9 and $0.9 million for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively, is included within interest expense, net in the Condensed Consolidated Statements of Operations.

On June 28, 2023, Sovos Intermediate amended the First Lien Credit Agreement. Going forward, the amended First Lien Credit Agreement (“Amended First Lien Credit Agreement”) replaces the London Inter-Bank Offered Rate (“LIBO Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”).

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility is LIBO Rate (the “base rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from 400 to 425 basis points, and was subject to a 50 basis points reduction, at each level, after the consummation of its initial public offering ("IPO"). In no event shall LIBO Rate be less than 0.75% per annum for the Initial First Lien Term Loan Facility or less than 0.00% per annum for the Revolving Line of Credit. As of June 28, 2023, Term SOFR replaced the LIBO Rate as the base rate for loans denominated in dollars. However, to the extent any LIBO Rate loan denominated in dollars was outstanding on June 28, 2023, such loan continued to bear interest at the LIBO Rate until the end of the interest period or payment period applicable to such loan and such loan was governed by the terms of First Lien Credit Agreement applicable to LIBO Rate loans denominated in dollars until the earlier of (i) the repayment of such loans or (ii) the conversion of such loans into Term SOFR loans or ABR loans. Effective as of June 28, 2023, a credit spread adjustment (0.11448% per annum for one month tenor, 0.26161% per annum for a three month tenor, 0.42826% per annum for a six month tenor and 0.71513% per annum for a twelve month tenor) shall apply to Term SOFR loans pursuant to the Amended First Lien Credit Agreement.

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

The Company had available credit of $125.0 million under the Revolving Facility as of September 30, 2023 and December 31, 2022, respectively. There was zero outstanding on the Revolving Facility as of September 30, 2023 and

December 31, 2022. As of September 30, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 9.13% and 7.91%, respectively.

Loan Covenants

In connection with the Amended First Lien Credit Agreement, the Company has various financial, affirmative and negative covenants that it must adhere to as specified within the loan agreement. The Amended First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. As of September 30, 2023, the Company had no outstanding revolving loans and therefore was not required to test the financial covenant under the Amended First Lien Credit Agreement. In addition, under the Amended First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility.

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

The components of lease expense were as follows:

		13 Weeks Ended		39 Weeks Ended
(In thousands)	Statement of Operations Caption	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$809	$823	$2,430	$2,502
Variable lease cost (1)	Cost of sales and Selling, general and administrative	8,039	379	13,797	1,099
Total operating lease cost		8,848	1,202	16,227	3,601

Short term lease cost	Cost of sales and Selling, general and administrative	68	81	177	177

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	78	66	208	196
Interest on lease liabilities	Interest expense, net	159	132	423	397
Total finance lease cost		237	198	631	593

Total lease cost		$9,153	$1,481	$17,035	$4,371
(1)	Variable lease cost primarily consists of the cost of inventory sold under a manufacturing and supply agreement, as well as common area maintenance, utilities, taxes and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,482	$13,332
Finance lease right-of-use assets	Property and equipment, net	6,463	6,038
Total lease assets		$17,945	$19,370

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,045	$3,308
Finance lease liabilities	Current portion of long-term debt	202	99
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	11,867	14,063
Finance lease liabilities	Long-term debt, net of debt issuance costs	7,408	6,918
Total lease liabilities		$22,522	$24,388

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.4
Finance leases	32.5	34.2
Weighted-average discount rate
Operating leases	5.0%	4.9%
Finance leases	7.8%	7.8%

Future maturities of lease liabilities as of September 30, 2023, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	$1,023	$195
2024	3,493	727
2025	2,982	671
2026	3,005	574
2027	3,064	551
Thereafter	3,856	19,346
Total lease payments	17,423	22,064
Less: Interest	(2,511)	(14,454)
Present value of lease liabilities	$14,912	$7,610

As of September 30, 2023, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,039	$3,042
Operating cash flows from finance leases	423	397
Financing cash flows from finance leases	73	59
Lease liabilities arising from lease right-of-use assets
Finance leases	667	—
Operating leases	—	78

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

Purchase Commitments

The Company has third-party purchase obligations for raw materials, packaging, and co-manufacturing. These commitments have been entered into based on future projected needs. As of September 30, 2023, the Company had outstanding minimum purchase commitments with five suppliers. The estimated annual minimum purchase commitments with the suppliers are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$1,907
2024	12,821
2025	392
2026	—
2027	—
Thereafter	—
Total	$15,120

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

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Condensed Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of September 30, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall.

As of September 30, 2023	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
Assets
Derivatives in cash flow hedging relationships	$—	$3,251	$—	$3,251
Total assets	$—	$3,251	$—	$3,251

Liabilities
Derivatives not designated as hedging instruments	$—	$1,311	$—	$1,311
Total liabilities	$—	$1,311	$—	$1,311

As of December 31, 2022	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,628	$—	$3,628
Total assets	$—	$3,628	$—	$3,628

Liabilities
Derivatives not designated as hedging instruments	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33

The fair value estimates presented herein are based on information available to management as of September 30, 2023. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 13. Hedging and Derivative Financial Instruments for additional information.

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the 39 weeks ended September 30, 2023 and the fiscal year ended December 31, 2022.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the 13 weeks and 39 weeks ended September 30, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Statements of Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $2.3 million will be reclassified as a reduction to interest expense.

During the fiscal year ended December 31, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate debt under the Initial First Lien Term Loan Facility. As of June 28, 2023, in conjunction with the cessation of LIBOR, the floating-rate index on the LIBOR interest rate cap agreement (the “LIBOR Cap Agreement”) became USD-SOFR Compound plus the applicable ISDA Fallback rate for the tenor (in accordance with the ISDA Fallbacks Protocol), subject to the expiration of the existing tenor. No other critical items were amended. The LIBOR Cap Agreement (now the “SOFR Cap Agreement”) is designated for cash flow hedge accounting with all changes in fair value deferred into accumulated OCI. As of September 30, 2023, the Company’s SOFR Cap Agreement had a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk with a strike price of 4.00% and a maturity date of July 31, 2024.

Within the Company’s Condensed Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $331.9 million and $145.7 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company’s foreign currency hedges to offset the earnings impact of foreign currency exchange rates extend through August 2024.

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

The following table presents the fair values of the Company’s derivative instruments:

		September 30, 2023		December 31, 2022
(In thousands)	Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Accrued expenses	$—	$1,311	$—	$33
Total derivatives not designated as hedging instruments		$—	$1,311	$—	$33

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$3,251	$—	$1,997	$—
Interest rate caps - long term	Other long-term assets	—	—	1,631	—
Total derivatives designated as hedging instruments		$3,251	$—	$3,628	$—

Total derivatives		$3,251	$1,311	$3,628	$33
(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented:

(In thousands)	Amount of Gain (Loss) Recognized in OCI
	13 Weeks Ended		39 Weeks Ended
Derivatives in Subtopic 815-20 Hedging Relationships	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Derivatives in cash flow hedging relationships
Interest rate caps	$227	$(1,785)	$1,640	$(1,785)

(In thousands)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	13 Weeks Ended		39 Weeks Ended
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Derivatives in cash flow hedging relationships
Interest expense, net	$648	$—	$1,370	$—

The following table presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the periods presented:

		Gain (Loss) Recognized
		13 Weeks Ended		39 Weeks Ended
		September 30,	September 24,	September 30,	September 24,
(In thousands)	Statement of Operations Location	2023	2022	2023	2022
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 58,471	$ 43,965	$ 149,518	$ 117,329
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	(1,080)	(2,758)	(1,278)	(3,255)

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	8,621	6,679	26,000	18,414
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	648	—	1,370	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022.

Offsetting of Derivative Assets
As of September 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$128	$(128)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	128	(128)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,251	—	3,251	—	—	3,251
Total derivatives	$3,379	$(128)	$3,251	$—	$—	$3,251

Offsetting of Derivative Liabilities
As of September 30, 2023
					Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	'	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(1,439)	$128	$(1,311)		$—	$—	$(1,311)
Total derivatives, subject to a master netting arrangement	(1,439)	128	(1,311)		—	—	(1,311)
Total derivatives, not subject to a master netting arrangement	—	—	—		—	—	—
Total derivatives	$(1,439)	$128	$(1,311)		$—	$—	$(1,311)

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$56	$(56)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	56	(56)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,628	—	3,628	—	—	3,628
Total derivatives	$3,684	$(56)	$3,628	$—	$—	$3,628

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(89)	$56	$(33)	$—	$—	$(33)
Total derivatives, subject to a master netting arrangement	(89)	56	(33)	—	—	(33)
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—
Total derivatives	$(89)	$56	$(33)	$—	$—	$(33)

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

Preferred Stock

On September 23, 2021, the Company filed an amended and restated certificate of incorporation (“Amended and Restated Charter”) with the Secretary of State of the State of Delaware, which was effective on September 23, 2021. As a result of the filing of the Amended and Restated Charter, the Company was authorized to issue 510,000,000 shares, divided into two classes as follows: (i) 500,000,000 shares are designated shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, 1,790 shares of restricted common stock resulting from the distribution of common stock with respect to nonvested time-based IUs will vest upon fulfilling time-based service conditions and are scheduled to vest through July 2024. As of September 30, 2023, there were 1,839,669 shares of restricted common stock resulting from the distribution with respect to nonvested performance-based IUs, of which 169,698 shares will vest on the earlier of December 30, 2023 or when the original performance condition is achieved, 509,210 shares will vest on the earlier of when the original performance condition is achieved or 50% on September 23, 2024 and 50% on September 23, 2025 and the remaining 1,160,761 shares will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved. Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

2021 Equity Incentive Plan

Effective September 21, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which originally reserved 9,739,244 shares of common stock to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units or equity-based awards to eligible employees, consultants and non-employee directors. All 2021 Plan awards, including those described below, are subject in general to the employee’s, consultant’s or non-employee director’s continued service through the vesting date. Additionally, following a change in control, 2021 Plan awards vest in full in the event of certain terminations of service.

Restricted Stock Units

During the 39 weeks ended September 30, 2023, the Company granted 489,877 RSUs to certain employees and non-employee directors. The RSUs included (i) 359,909 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 94,964 RSUs issued to an employee vesting in three equal annual installments, (iii) 5,344 RSUs issued to an independent contractor vesting in one year, and (iv) 29,660 RSUs issued to non-employee directors that vest on the earlier of the first anniversary of the grant and immediately prior to our 2024 annual meeting of stockholders.

During the 39 weeks ended September 24, 2022, the Company granted 708,682 RSUs to certain employees and non-employee directors. The RSUs included (i) 604,833 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 76,039 RSUs issued to an employee vesting in three equal annual installments, and (iii) 27,810 RSUs issued to non-employee directors that vested on the earlier of the first anniversary of the grant and immediately prior to our 2023 annual meeting of stockholders.

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

During the 39 weeks ended September 30, 2023 and September 24, 2022, the Company granted 470,048 PSUs and 343,800 PSUs, respectively, to employees with each award vesting subject in general to the achievement of a performance condition that measures the TSR relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200%, with 100% vesting upon achievement of target performance, with straight-line interpolation applied. The fair value of the PSUs granted during the 39 weeks ended September 30, 2023 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

As of September 30, 2023, there was an aggregate of 6,274,450 shares of common stock available for future equity awards under the 2021 Plan (treating PSUs that vest based on relative TSR at the 100% target level).

Equity-based Compensation Expense

The Company grants equity-based compensation awards to certain employees, officers and non-employee directors as long-term incentive compensation and recognizes the related expense for these awards ratably over the applicable vesting period. Such expense is recognized as a selling, general and administrative expense in the Condensed Consolidated

Statements of Operations. The following table summarizes the equity-based compensation expense recognized for the Company’s equity plans:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Equity awards under the 2017 Plan (Pre-IPO)
RSAs	$130	$279	$403	$927
PSAs	1,782	1,663	5,181	4,887
Total equity-based compensation expense for the 2017 Plan	1,912	1,942	5,584	5,814
Equity awards under the 2021 Plan (Post-IPO)
RSUs	3,384	1,856	9,726	5,123
PSUs	1,071	808	2,984	2,303
Total equity-based compensation expense for the 2021 Plan	4,455	2,664	12,710	7,426
Total equity-based compensation expense	$6,367	$4,606	$18,294	$13,240

The Company expects to record equity-based compensation expense of approximately $32.3 million through the second quarter of 2026 resulting from the issuance of the RSAs and PSAs under the 2017 Plan and RSUs and PSUs under the 2021 Plan.

Note 16. Income Taxes

The income tax (expense) benefit and the effective tax rate resulting from operations were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Income (loss) before income taxes	$3,362	$3,964	$24,471	$(28,659)
Effective income tax (expense) benefit	$(1,936)	$(2,500)	$(9,810)	$3,895
Effective tax rate	57.6%	63.1%	40.1%	13.6%

The effective tax rates for the 13 weeks and 39 weeks ended September 30, 2023 and September 24, 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to changes in income (loss) before taxes, permanent items including limitation on the deduction of executive compensation for public companies and nondeductible equity-based compensation and state taxes. The effective tax rate for the 39 weeks ended September 24, 2022 was also impacted by a goodwill impairment charge that resulted in a large discrete benefit recorded in the second quarter of fiscal 2022.

Note 17. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by Robert L. Graves, a former member of the Board of Directors (“Board”) and a current equity holder of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. In September 2023, an amendment to the facility lease was executed to allow for use of additional space, effective as of January 1, 2022. The Company made a cash payment of $44 thousand to Morning Fresh for amounts due on rent and its proportionate share of utilities, taxes and insurance for the period between the effective date and execution of the amendment. As of September 30, 2023, the facility has a lease liability balance of $6.9 million which is primarily recognized as long-term debt in our Condensed Consolidated Balance Sheets. As of September 30, 2023, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Condensed Consolidated Balance Sheets.

The facility and land lease contained total payments of approximately $194 thousand and $144 thousand for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and $499 thousand and $429 thousand for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively. In addition, $56 thousand and $45 thousand was paid for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and $165 thousand and $136 thousand was paid for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Sales	$104	$136	$347	$377
Purchases	$1,587	$2,174	$5,424	$6,440

Amounts outstanding in respect to Morning Fresh transactions were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Receivables	$28	$29
Payables	$777	$870

The Company has a milk supply agreement with Morning Fresh (“Milk Supply Agreement”) for a base term ending December 31, 2027, with the option available for extension for a total of fifteen additional 2-year periods to December 31, 2057. Four years’ advance written notice is required to terminate the agreement. Milk will be priced on a month-to-month basis by USDA Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, provided that the final price of the milk shall be 23.24 cents per hundred weight less than the published Dairy Farmers of America bill for that month. The Company will accept up to 3,650,000 gallons as determined by Morning Fresh in 2020, and for each year of the term thereafter. As of September 30, 2023, the Company has future commitments to purchase approximately $33.8 million of milk from Morning Fresh, approximated at current market price. In addition, under the Milk Supply Agreement, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

As of September 30, 2023, the estimated annual minimum commitments with Morning Fresh for milk purchases and capital improvements are as follows:

Fiscal Year Ending	(In thousands)
Remainder of 2023	$2,035
2024	8,375
2025	8,375
2026	8,375
2027	8,375
Thereafter	—
Total	$35,535

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

The Company pays legal expenses and tax compliance fees on behalf of the Limited Partnership and carries a balance within other long-term assets that reflects the amount due from the Limited Partnership. As of September 30, 2023 and December 31, 2022, the receivable balance was $0.1 million and $0.1 million, respectively.

Note 18. Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The Company reported a net loss for the 39 weeks ended September 24, 2022, and therefore excluded 325,102 shares from the calculation of diluted EPS for that period. The following table presents the computation of EPS for the 13 weeks and 39 weeks ended September 30, 2023 and September 24, 2022.

	13 Weeks Ended		39 Weeks Ended
(In thousands, except share and per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income (loss)	$1,426	$1,464	$14,661	$(24,764)

Weighted average basic common shares outstanding	101,327,970	100,913,121	101,259,880	100,901,161
Effect of dilutive securities:
Restricted stock units	1,394,767	476,939	903,171	—
Performance stock units	1,052,527	223,868	688,548	—
Total dilutive securities	2,447,294	700,807	1,591,719	—
Weighted average and potential dilutive common shares outstanding	103,775,264	101,613,928	102,851,599	100,901,161

Earnings (loss) per share
Basic	$0.01	$0.01	$0.14	$(0.25)
Diluted	$0.01	$0.01	$0.14	$(0.25)

For the 13 weeks ended September 30, 2023, 4,147 RSUs and no PSUs were outstanding but were excluded in the computation of diluted EPS because these RSUs and PSUs were considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the 13 weeks ended September 24, 2022, there were no shares considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares.

For the 39 weeks ended September 30, 2023, 4,147 RSUs and no PSUs were outstanding but were excluded in the computation of diluted EPS because these RSUs were considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the 39 weeks ended September 24, 2022, there were 177 shares considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares.

Note 19. Subsequent Events

On October 16, 2023, at a special meeting of the Company’s stockholders, the proposal to adopt the Merger Agreement was approved. The closing of the transaction remains subject to various closing conditions, including regulatory approval.

On October 23, 2023, the Company and Campbell’s each received a request for additional information (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after both the Company and Campbell’s substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company now expects that the Merger will close in 2024, and the Company will continue to engage with the FTC on its review with the objective of closing the Merger in mid-2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, including statements regarding the proposed transaction with Campbell Soup Company (“Campbell’s”). Forward-looking statements can be identified by words, such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in this section.

Forward-looking statements are based on our current expectations and assumptions regarding the pending Merger, our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. With respect to the pending Merger, these risks and uncertainties include, but are not limited to:

●	the timing to consummate the pending Merger;
●	our ability to retain and hire key personnel and other employees, which could require us to use more expensive or less effective resources to support our business or otherwise advesrsely affect our business, financial condition and results of operations;
●	the risk that a condition to closing of the pending Merger may not be satisfied or that the closing of the pending Merger might otherwise not occur;
●	the risk that required regulatory approval for the pending Merger, including under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), is not obtained or is obtained subject to conditions that are not anticipated;
●	the diversion of management time on Merger-related issues; and
●	the risk that the pending Merger and its announcement could have an adverse effect on our ability to retain third-party relationships and related talent.

Other important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories, including our ability to identify and address emerging consumer preferences and trends;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf, including as a result of failing to anticipate changes in consumer preferences or habits;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;

●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	changes in consumer demand for our products, including as a result of dietary and lifestyle habits, such as the use of GLP-1 drugs;
●	fluctuations in currency exchange rates could adversely affect our results of operations and cash flows;
●	geopolitical tensions, including relating to Ukraine and the Middle East;
●	our inability to maintain our workforce;
●	erosion of the reputation of one or more of our brands;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our Amended First Lien Credit Agreement (as defined herein), which as of September 30, 2023 was $480.8 million, and our duty to comply with covenants under our Amended First Lien Credit Agreement;
●	the COVID-19 pandemic and associated effects; and
●	the interests of our largest stockholder may differ from those of our other public stockholders.

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

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal year ended December 25, 2021 (“fiscal 2021”) had 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks. Our fiscal year ending December 30, 2023 (“fiscal 2023”) will have 52 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter is comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter. The information for the 13 weeks and 39 weeks ended September 30, 2023 and September 24, 2022 are derived from the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Pending Merger with Campbell’s

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell’s and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Campbell’s (the “Merger”). The Company’s board of directors and the board of directors of Campbell’s have approved the Merger Agreement and the transactions described therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of the Company’s common stock (“Company Stock”), except for certain shares of Company Stock specified in the Merger Agreement, will be canceled and automatically converted into the right to receive (i) $23.00 per share, and (ii) if the Merger is not effective by May 7, 2024, an additional $0.00182 per day beginning May 8, 2024, up to but excluding the date the Merger becomes effective. Upon consummation of the Merger, Sovos Brands, Inc. will cease to be a publicly traded company and our common stock will be delisted from Nasdaq.

For additional information, see the full text of the Merger Agreement, which is Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 7, 2023. The foregoing description does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.

On October 16, 2023, at a special meeting of the Company’s stockholders, the proposal to adopt the Merger Agreement was approved. The closing of the Merger continues to be subject to various remaining closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act.

On October 23, 2023, we and Campbell’s each received a request for additional information (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and Campbell’s substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC.

We now expect that the Merger will close in 2024, and we will continue to engage with the FTC on its review with the objective of closing the Merger in mid-2024.

During the 13 weeks ended September 30, 2023, the Company incurred expenses of approximately $10.8 million in connection with the pending Merger, including $7.2 million for legal and other third-party advisors, $2.9 million for retention awards and $0.7 million for certain other Merger-related costs.

During the 39 weeks ended September 30, 2023, the Company incurred expenses of approximately $11.4 million in connection with the pending Merger, including $7.8 million for legal and other third-party advisors, $2.9 million for retention awards and $0.7 million for certain other Merger-related costs.

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

Market Trends

We continue to actively monitor the macroeconomic inflationary environment and the ongoing impacts to the global economy, including market disruptions, supply chain challenges and elevated costs, and consumer price sensitivity resulting from constrained purchasing power, as well as the level of consumer mobility, including the rate at which consumers return to working outside the home. Consistent with the consumer-packaged food industry, we are seeing a mix of cost increases, primarily across agricultural ingredients and labor, while we are also seeing favorability in specific ingredients, such as dairy and protein, as well as certain packaging materials including resin costs. Specific cost increases for the 39 weeks ended September 30, 2023 include, but are not limited to, tomatoes, fruit and cartons while other costs such as milk, protein and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 39 weeks ended September 30, 2023 has continued to moderate, while in the first half of fiscal 2022 ongoing logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs. In fiscal 2023, labor-related disruptions, including labor shortages and absenteeism, have been less challenging within our operations and among our third-party logistics and other business partners, compared to the prior year where we experienced elevated downtime in our plants, but remain challenging when compared to pre-pandemic levels.

During the 13 weeks and 39 weeks ended September 30, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, and productivity savings, all of which were partially offset by higher inflationary costs described above. Specifically, we benefited from pricing actions announced during the second half of 2022, as well as those taken during the first half of 2023, including the inflation-justified list price increases to our customers, for yogurt and frozen entrees that were implemented in February 2023.We also continue to execute various productivity and cost savings initiatives within our manufacturing and logistics network, including further automation of our own production facilities, optimization of our co-manufacturing network, product and packaging value engineering, competitive procurement actions, and optimization of our logistics network.  We continue to proactively manage cost inflation risk through forward purchase agreements, where possible, as well as through leveraging our scale and enhancing our relationships with our third-party manufacturing partners to lower the all-in costs to manufacture our products. Collectively, we expect the pricing actions, productivity initiatives and value engineering that we have implemented to date to mitigate the ongoing increases in costs.

We continue to expect year-over-year inflationary pressures through the remainder of fiscal 2023, and that they will be relatively consistent throughout the full fiscal year 2023. As a result, we have and will continue to closely monitor our pricing.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the 13 weeks and 39 weeks ended September 30, 2023 and September 24, 2022.

Comparison of Unaudited Results for the 13 weeks ended September 30, 2023 and September 24, 2022

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	13 Weeks Ended		13 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	September 30, 2023	% of Net Sales	September 24, 2022	% of Net Sales	$ Change	% Change

Net sales	$257,944	100.0%	$208,907	100.0%	$49,037	23.5%
Cost of sales	181,451	70.3%	147,090	70.4%	34,361	23.4%
Gross profit	76,493	29.7%	61,817	29.6%	14,676	23.7%
Operating expenses:
Selling, general and administrative	58,471	22.7%	43,965	21.0%	14,506	33.0%
Depreciation and amortization	6,039	2.3%	7,209	3.5%	(1,170)	(16.2)%
Total operating expenses	64,510	25.0%	51,174	24.5%	13,336	26.1%
Operating income	11,983	4.7%	10,643	5.1%	1,340	(12.6)%
Interest expense, net	8,621	3.3%	6,679	3.2%	1,942	29.1%
Income before income taxes	3,362	1.4%	3,964	1.9%	(602)	15.2%
Income tax (expense)	(1,936)	(0.8)%	(2,500)	(1.2)%	(564)	(22.6)%
Net income	$1,426	0.6%	$1,464	0.7%	$(38)	(2.6)%

Diluted earnings per share	$0.01		$0.01		$—	—%
Diluted weighted average shares outstanding	103,775,264		101,613,927		2,161,337	2.1%

Other financial data: (1)
EBITDA	$20,433	7.9%	$20,447	9.8%	$(14)	0.1%
Adjusted EBITDA	$39,023	15.1%	$29,519	14.1%	$9,504	32.2%
Adjusted gross profit	$76,493	29.7%	$62,314	29.8%	$14,179	22.8%
Adjusted operating expenses	$40,313	15.6%	$35,789	17.1%	$4,524	12.6%
Adjusted operating income	$36,180	14.0%	$26,525	12.7%	$9,655	36.4%
Adjusted income tax (expense)	$(7,009)	(2.7)%	$(5,547)	(2.7)%	$1,462	26.4%
Adjusted net income	$20,550	8.0%	$14,299	6.8%	$6,251	43.7%
Diluted earnings per share from adjusted net income	$0.20		$0.14		$0.06	42.9%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $257.9 million represented an increase of $49.0 million, or 23.5%, for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended September 24, 2022. The increase was driven by 25.8% volume growth and 3.7% price and mix. These increases were partially offset by a 6.0% decrease in net sales for Birch Benders due to the divestiture of the brand and certain related assets on December 30, 2022. Net sales growth from a brand perspective was led by Rao’s up 45.2% as a result of higher sales across the entire brand, most notably sauce. Additionally, noosa grew 0.6% while Michael Angelo’s declined 12.0%. Michael Angelo’s net sales decline in the quarter was primarily driven by the ongoing impact related to the decision to eliminate certain channel specific, lower margin frozen entrée products in fiscal 2022.

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

Cost of sales of $181.5 million represented an increase of $34.4 million, or 23.4%, for the 13 weeks ended September 30, 2023 as compared to the 13 weeks ended September 24, 2022. The increase was primarily attributable to volume growth, which was partially offset by productivity savings, mostly within our manufacturing network, as well as the inclusion of cost of sales in the prior year period from the Birch Benders brand which was, along with certain related assets, divested on December 30, 2022. We also continued to experience elevated input costs associated with agricultural ingredients, predominantly related to tomatoes and fruit, as well as labor.

Cost of sales as a percentage of net sales decreased from 70.4% for the 13 weeks ended September 24, 2022, to 70.3% for the 13 weeks ended September 30, 2023. Cost of sales as a percentage of net sales benefitted from productivity, pricing and mix, all of which was offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $76.5 million represented an increase of $14.7 million, or 23.7%, for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended September 24, 2022. Gross profit as a percentage of net sales, or gross margin, increased from 29.6% for the 13 weeks ended September 24, 2022 to 29.7% for the 13 weeks ended September 30, 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $64.5 million represented an increase of $13.3 million, or 26.1%, for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended September 24, 2022 due to the following:

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

Selling, general and administrative expenses of $58.5 million represented an increase of $14.5 million, or 33.0%, for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended September 24, 2022. The increase was primarily driven by: (a) increased spending of $10.8 million related to the pending Merger; (b) increased employee-related expenses of $3.0 million (c) increased spending, including professional fees, of $1.8 million to support marketing, research and development and selling; and (d) higher equity-based compensation expense of $1.8 million. These increases were offset by decreases of $1.7 million unrealized loss on foreign currency contracts and $1.1 million because of the Birch Benders divestiture at the end of fiscal 2022.

The increase in costs associated with the pending Merger include fees for legal and other third-party advisors, retention awards and certain other Merger-related costs. The increase in employee-related expenses is primarily due to higher incentive compensation accruals as a result of year-to-date performance, increased headcount and increased meeting and travel-related expenses. The increase in our marketing, research and development and selling expenses include our investment in our marketing activities to support recently launched innovations from our current portfolio, including Rao’s frozen pizza and Michael Angelo’s sauce, and product development activities to support product line extensions and new products, as well as increased selling costs driven by the increase in sales volumes. The increase in equity-based compensation expense is due to recognizing expense for new equity awards made during the 13 weeks ended September 30, 2023 and the new equity awards and equity modifications made since September 24, 2022. The decrease in unrealized loss on foreign currency contracts is due to the fluctuation in the USD-EURO exchange rate, and the decrease in Birch Benders expenses is primarily related to marketing expenses for media and selling expenses for broker costs.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $6.0 million represented a decrease of $1.2 million, or 16.2%, for the 13 weeks ended September 30, 2023, compared to the 13 weeks ended September 24, 2022. The decrease was primarily related to a reduction in amortization expense for the 13 weeks ended September 30, 2023 due to the sale of the Birch Benders intangible assets in conjunction with the divestiture in December 2022.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein) and amortization of deferred financing costs, offset by investment income. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $8.6 million represented an increase of $1.9 million, or 29.1%, for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended September 24, 2022. The increase in interest expense is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the 13 weeks ended September 30, 2023 was 9.14% compared to a weighted average rate of 5.40% for the 13 weeks ended September 24, 2022. The impact of $4.4 million due to the rate increase was partially offset by $0.6 million from our interest rate hedge. Refer to Note 13. Hedging and Derivative Financial Instruments to the condensed consolidated financial statements in this Form 10-Q for further discussion on our cash flow hedge of interest rate risk. In addition, the Credit Facilities interest expense was partially offset by higher realized investment interest income of $1.9 million in the 13 weeks ended September 30, 2023, due to a higher cash balance available to invest, along with higher interest rates on investments.

Income Tax (Expense)

Income tax (expense) consists of federal and various state taxes. Income tax (expense) of $1.9 million represented a decrease of $0.6 million for the 13 weeks ended September 30, 2023 compared to the 13 weeks ended September 24, 2022. The decrease was primarily driven by lower income before taxes.

Net Income

Net income for the 13 weeks ended September 30, 2023was $1.4 million compared to net income of $1.5 million for the 13 weeks ended September 24, 2022. The decrease in net income was attributable to the items described above.

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

Comparison of Unaudited Results for the 39 weeks ended September 30, 2023 and September 24, 2022

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	39 Weeks Ended		39 Weeks Ended		Increase / (Decrease)
(In thousands, except share and per share data)	September 30, 2023	% of Net sales	September 24, 2022	% of Net sales	$ Change	% Change

Net sales	$728,370	100.0%	$616,273	100.0%	$112,097	18.2%
Cost of sales	510,358	70.1%	445,525	72.3%	64,833	14.6%
Gross profit	218,012	29.9%	170,748	27.7%	47,264	27.7%
Operating expenses:
Selling, general and administrative	149,518	20.5%	117,329	19.0%	32,189	27.4%
Depreciation and amortization	18,023	2.5%	21,612	3.5%	(3,589)	(16.6)%
Impairment of goodwill	—	—%	42,052	6.8%	(42,052)	(100.0)%
Total operating expenses	167,541	23.0%	180,993	29.4%	(13,452)	(7.4)%
Operating income (loss)	50,471	6.9%	(10,245)	(1.7)%	60,716	592.6%
Interest expense, net	26,000	3.6%	18,414	3.0%	7,586	41.2%
Income (loss) before income taxes	24,471	3.3%	(28,659)	(4.7)%	53,130	185.4%
Income tax (expense) benefit	(9,810)	(1.3)%	3,895	0.6%	13,705	351.9%
Net income (loss)	$14,661	2.0%	$(24,764)	(4.0)%	$39,425	159.2%

Diluted earnings (loss) per share	$0.14		$(0.25)		$0.39	156.0%
Diluted weighted average shares outstanding	102,851,599		100,901,161		1,950,438	1.9%

Other financial data: (1)
EBITDA	$75,954	10.4%	$18,939	3.1%	$57,015	301.0%
Adjusted EBITDA	$110,144	15.1%	$82,831	13.4%	$27,313	33.0%
Adjusted gross profit	$218,290	30.0%	$172,039	27.9%	$46,251	26.9%
Adjusted operating expenses(2)	$116,810	16.0%	$97,963	15.9%	$18,847	19.2%
Adjusted operating income	$101,480	13.9%	$74,076	12.0%	$27,404	37.0%
Adjusted income tax (expense)	$(19,372)	(2.7)%	$(14,879)	(2.4)%	$4,493	30.2%
Adjusted net income	$56,108	7.7%	$40,783	6.6%	$15,325	37.6%
Diluted earnings per share from adjusted net income	$0.55		$0.40		$0.15	37.5%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other in-store merchandising activities and allowances for unsalable product.

Net sales of $728.4 million represented an increase of $112.1 million, or 18.2%, for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended September 24, 2022. The increase was driven by 16.7% volume growth and 7.6% price and mix. These increases were partially offset by a 6.1% decrease in net sales for Birch Benders due to the divestiture of the brand and certain related assets on December 30, 2022. Net sales growth from a brand perspective was led by Rao’s up 37.7% as a result of higher sales across the entire brand, most notably sauce. Additionally, noosa grew 3.1% while Michael Angelo’s declined 13.6%. Michael Angelo’s net sales decline in the 39 weeks ended September 30, 2023 was primarily driven by the decision to eliminate certain channel specific, lower margin frozen entrée products, as well as the impact of lapping the year-ago period when the Company cancelled nearly all of its promotions due to supply chain challenges.

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

Cost of sales of $510.4 million represented an increase of $64.8 million, or 14.6%, for the 39 weeks ended September 30, 2023 as compared to the 39 weeks ended September 24, 2022. The increase was primarily attributable to volume growth, which was partially offset by productivity savings, mostly within our manufacturing network, as well as the inclusion of cost of sales in the prior year period from the Birch Benders brand which was, along with certain related assets, divested on December 30, 2022. We also experienced increased costs associated with agricultural ingredients, predominantly related to tomatoes and fruit, as well as labor.

Cost of sales as a percentage of net sales decreased from 72.3% for the 39 weeks ended September 24, 2022, to 70.1% for the 39 weeks ended September 30, 2023. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as productivity savings, all of which were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $218.0 million represented an increase of $47.3 million, or 27.7%, for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended September 24, 2022. Gross profit as a percentage of net sales, or gross margin, increased from 27.7% for the 39 weeks ended September 24, 2022 to 29.9% for the 39 weeks ended September 30, 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $167.5 million represented a decrease of $13.5 million, or 7.4%, for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended September 24, 2022 due to the following:

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

Selling, general and administrative expenses of $149.5 million represented an increase of $32.2 million, or 27.4%, for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended September 24, 2022. The increase was primarily driven by: (a) increased spending of $11.4 million related to the pending Merger; (b) increased employee-related expenses of $11.3 million; (c) increased spending, including professional fees, of $10.8 million to support marketing, research and development and selling and (d) higher equity-based compensation expense of $5.1 million. These increases were offset by decreases of $3.9 million because of the Birch Benders divestiture at the end of fiscal 2022 and $2.0 million unrealized loss on foreign currency contracts.

The increase in costs associated with the pending Merger include fees for legal and other third-party advisors, retention awards and certain other Merger-related costs. The increase in employee-related expenses is primarily due to higher incentive compensation accruals as a result of year-to-date performance, increased headcount and increased meeting and travel-related expenses. The increase in our marketing, research and development and selling expenses include our investment in our marketing activities to support recently launched innovations to our current portfolio, including Rao’s frozen pizza and Michael Angelo’s sauce, and product development activities to support product line extensions and new products, as well as increased selling costs driven by the increase in sales volumes during the 39 weeks ended September 30, 2023. The increase in equity-based compensation expense is due to recognizing expense for new equity awards made during the 39 weeks ended September 30, 2023 and the new equity awards and equity modifications made since September 24, 2022. The decrease in Birch Benders expenses is primarily related to marketing expenses for media, selling expenses for broker costs and product development costs, and the decrease in unrealized loss on foreign currency contracts is due to the fluctuation in the USD-EURO exchange rate.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $18.0 million represented a decrease of $3.6 million, or 16.6%, for the 39 weeks ended September 30, 2023, compared to the 39 weeks ended September 24, 2022. The decrease was primarily related to a reduction in amortization expense for the 39 weeks ended September 30, 2023 due to the sale of the Birch Benders intangible assets in conjunction with the divestiture in December 2022.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. For the 39 weeks ended September 24, 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill due to the underperformance of the brand. No impairment changes were recorded for the 39 weeks ended September 30, 2023.

Interest Expense, Net

Interest expense, net primarily consists of interest and fees on our Credit Facilities (as defined herein) and amortization of deferred financing costs, offset by investment income. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Credit Facilities to reduce indebtedness.

Interest expense, net of $26.0 million represented an increase of $7.6 million, or 41.2%, for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended September 24, 2022. The increase in interest expense is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the 39 weeks ended September 30, 2023 was 8.74% compared to a weighted average rate of 4.76% for the 39 weeks ended September 24, 2022. The impact of $14.2 million due to the rate increase was partially offset by $1.4 million from our interest rate hedge. Refer to Note 13. Hedging and Derivative Financial Instruments to the condensed consolidated financial statements in this Form 10-Q for further discussion on our cash flow hedge of interest rate risk. In addition, the Credit Facilities interest expense was partially offset by higher realized investment interest income of $5.2 million in the 39 weeks ended September 30, 2023, due to a higher cash balance available to invest, along with higher interest rates on investments.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax (expense) of $9.8 million represented an increase of $13.7 million for the 39 weeks ended September 30, 2023 compared to the 39 weeks ended September 24, 2022. The increase was primarily driven by higher income before taxes, the loss of tax benefit from the impairment of goodwill in 2022 and limitation on the deduction of executive compensation for public companies.

Net Income (Loss)

Net income for the 39 weeks ended September 30, 2023 was $14.7 million compared to net loss of $24.8 million for the 39 weeks ended September 24, 2022. The increase in net income was attributable to the items described above.

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

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating income, adjusted income tax (expense), adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related activities and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized gain (loss) on foreign currency contracts;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with acquisitions and divestitures and costs associated with potential or uncompleted transactions, including the pending Merger; and
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended				39 Weeks Ended
(In thousands)	September 30, 2023	% of Net sales	September 24, 2022	% of Net sales	September 30, 2023	% of Net sales	September 24, 2022	% of Net sales
Net income (loss)(1)	$1,426	0.6%	$1,464	0.7%	$14,661	2.0%	$(24,764)	(4.0)%
Interest expense, net	8,621	3.3	6,679	3.2	26,000	3.6	18,414	3.0
Income tax (expense) benefit	(1,936)	(0.8)	(2,500)	(1.2)	(9,810)	(1.3)	3,895	0.6
Depreciation and amortization	8,450	3.3	9,804	4.7	25,483	3.5	29,184	4.7
EBITDA(1)	20,433	8.0	20,447	9.8	75,954	10.4	18,939	3.1
Non-cash equity-based compensation(2)	6,367	2.4	4,606	2.2	18,294	2.5	13,240	2.1
Non-recurring costs(3)	341	0.1	1,211	0.6	2,375	0.3	3,611	0.6
Loss on foreign currency contracts(4)	1,080	0.4	2,758	1.3	1,278	0.2	3,255	0.5
Supply chain optimization(5)	—	—	497	0.2	128	—	1,291	0.2
Impairment of goodwill(6)	—	—	—	—	—	—	42,052	6.8
Transaction and integration costs(7)	10,802	4.2	—	—	12,115	1.7	59	—
Initial public offering readiness(8)	—	—	—	—	—	—	384	0.1
Adjusted EBITDA(1)	$39,023	15.1%	$29,519	14.1%	$110,144	15.1%	$82,831	13.4%
(1)	Net income (loss) as a percentage of net sales is also referred to as net income (loss) margin. EBITDA and Adjusted EBITDA as a percentage of net sales are also referred to as EBITDA margin and Adjusted EBITDA margin.
(2)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(3)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(4)	Consists of unrealized loss on foreign currency contracts.
(5)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(6)	Consists of expenses for impairment of goodwill.
(7)	Consists of costs associated with the pending Merger, the divestiture of the Birch Benders brand and certain related assets and other potential transactions.
(8)	Consists of costs associated with building the organizational infrastructure to support a public company environment.

The following tables provide a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

	13 Weeks Ended
(In thousands, except share and per share data)	September 30, 2023
	Gross profit		Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$76,493		$64,510	$11,983	$8,621	$(1,936)	$1,426
Adjustments:
Non-cash equity-based compensation(1)	—		(6,367)	6,367	—	—	6,367
Non-recurring costs(2)	—		(341)	341	—	—	341
Loss on foreign currency contracts(3)	—		(1,080)	1,080	—	—	1,080
Transaction and integration costs(6)	—		(10,802)	10,802	—	—	10,802
Acquisition amortization(8)	—		(5,607)	5,607	—	—	5,607
Tax effect of adjustments(9)	—		—	—	—	(4,855)	(4,855)
One-time tax (expense) items(10)	—		—	—	—	(218)	(218)
As adjusted	$76,493		$40,313	$36,180	$8,621	$(7,009)	$20,550

As adjusted (% of net sales)	29.7	%(11)	15.6%	14.0%	3.3%	(2.7)%	8.0%

Earnings per share:
Diluted							0.01
Adjusted diluted							0.20
Weighted average shares outstanding:
Diluted for net income							103,775,264
Diluted for adjusted net income							103,775,264

	13 Weeks Ended
(In thousands, except share and per share data)	September 24, 2022
	Gross profit		Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$61,817		$51,174	$10,643	$6,679	$(2,500)	$1,464
Adjustments:
Non-cash equity-based compensation(1)	—		(4,606)	4,606	—	—	4,606
Non-recurring costs(2)	—		(1,211)	1,211	—	—	1,211
Loss on foreign currency contracts(3)	—		(2,758)	2,758	—	—	2,758
Supply chain optimization(4)	497		—	497	—	—	497
Acquisition amortization(8)	—		(6,810)	6,810	—	—	6,810
Tax effect of adjustments(9)	—		—	—	—	(3,021)	(3,021)
One-time tax (expense) items(10)	—		—	—	—	(26)	(26)
As adjusted	$62,314		$35,789	$26,525	$6,679	$(5,547)	$14,299

As adjusted (% of net sales)	29.8	%(11)	17.1%	12.7%	3.2%	(2.7)%	6.8%

Earnings per share:
Diluted							0.01
Adjusted diluted							0.14
Weighted average shares outstanding:
Diluted for net income							101,613,927
Diluted for adjusted net income							101,613,927

	39 Weeks Ended
(In thousands, except share and per share data)	September 30, 2023
	Gross profit		Operating expenses	Operating income	Interest expense, net	Income tax (expense)	Net income
As reported (GAAP)	$218,012		$167,541	$50,471	$26,000	$(9,810)	$14,661
Adjustments:
Non-cash equity-based compensation(1)	—		(18,294)	18,294	—	—	18,294
Non-recurring costs(2)	—		(2,375)	2,375	—	—	2,375
Loss on foreign currency contracts(3)	—		(1,278)	1,278	—	—	1,278
Supply chain optimization(4)	128		—	128	—	—	128
Transaction and integration costs(6)	150		(11,965)	12,115	—	—	12,115
Acquisition amortization(8)	—		(16,819)	16,819	—	—	16,819
Tax effect of adjustments(9)	—		—	—	—	(9,189)	(9,189)
One-time tax (expense) items(10)	—		—	—	—	(373)	(373)
As adjusted	$218,290		$116,810	$101,480	$26,000	$(19,372)	$56,108

As adjusted (% of net sales)	30.0	%(11)	16.0%	13.9%	3.6%	(2.7)%	7.7%

Earnings per share:
Diluted							0.14
Adjusted diluted							0.55
Weighted average shares outstanding:
Diluted for net income							102,851,599
Diluted for adjusted net income							102,851,599

	39 Weeks Ended
(In thousands, except share and per share data)	September 24, 2022
	Gross profit		Operating expenses	Operating income (loss)	Interest expense, net	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$170,748		$180,993	$(10,245)	$18,414	$3,895	$(24,764)
Adjustments:
Non-cash equity-based compensation(1)	—		(13,240)	13,240	—	—	13,240
Non-recurring costs(2)	—		(3,611)	3,611	—	—	3,611
Loss on foreign currency contracts(3)	—		(3,255)	3,255	—	—	3,255
Supply chain optimization(4)	1,291		—	1,291	—	—	1,291
Impairment of goodwill(5)	—		(42,052)	42,052	—	—	42,052
Transaction and integration costs(6)	—		(59)	59	—	—	59
Initial public offering readiness(7)	—		(384)	384	—	—	384
Acquisition amortization(8)	—		(20,429)	20,429	—	—	20,429
Tax effect of adjustments(9)	—		—	—	—	(8,472)	(8,472)
One-time tax (expense) items(10)	—		—	—	—	(10,302)	(10,302)
As adjusted	$172,039		$97,963	$74,076	$18,414	$(14,879)	$40,783

As adjusted (% of net sales)	27.9	%(11)	15.9%	12.0%	3.0%	(2.4)%	6.6%

Earnings (loss) per share:
Diluted							(0.25)
Adjusted diluted							0.40
Weighted average shares outstanding:
Diluted for net income							100,901,161
Diluted for adjusted net income							101,226,086
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(2)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(3)	Consists of unrealized loss on foreign currency contracts.

(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expenses for impairment of goodwill.
(6)	Consists of costs associated with the pending Merger, the divestiture of the Birch Benders brand and certain related assets and other potential transactions.
(7)	Consists of costs associated with building the organizational infrastructure to support a public company environment.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company's adjusted annual effective tax rate.
(10)	Represents the removal of the tax effect of impairment of goodwill, costs associated with the pending Merger, removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate, the removal of the tax effect of non-deductible transaction costs and the removal of the excess tax benefits related to equity-based compensation vesting.
(11)	Adjusted gross profit as a percentage of net sales is also referred to as adjusted gross margin.

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

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate for the 13 weeks and 39 weeks ended September 30, 2023 and September 24, 2022:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Reported income tax (expense) benefit	$(1,936)	$(2,500)	$(9,810)	$3,895
Non-cash equity-based compensation	(847)	(393)	(847)	(1,095)
Non-recurring costs	(218)	42	(815)	(399)
Loss on foreign currency contracts	—	(613)	—	(807)
Supply chain optimization	4	(197)	(27)	(319)
Impairment of goodwill	—	—	—	(10,276)
Transaction and integration costs	(2,588)	(1)	(2,898)	(15)
Initial public offering readiness	—	(1)	—	(448)
Acquisition amortization	(1,424)	(1,884)	(4,975)	(5,415)
Adjusted income tax (expense)(1)	$(7,009)	$(5,547)	$(19,372)	$(14,879)

Reported effective tax rate	57.6%	63.1%	40.1%	13.6%
Non-cash equity-based compensation	(5.4)	(4.9)	(1.3)	0.7
Non-recurring costs	(1.4)	0.5	(1.2)	0.3
Loss on foreign currency contracts	—	(7.6)	—	0.5
Supply chain optimization	—	(2.4)	—	0.2
Impairment of goodwill	—	—	—	6.7
Transaction and integration costs	(16.4)	—	(4.4)	—
Initial public offering readiness	—	—	—	0.3
Acquisition amortization	(9.0)	(23.3)	(7.5)	3.5
Adjusted effective tax rate(1)	25.4%	25.4%	25.7%	25.8%
(1)	The adjustments to reported income tax (expense) benefit and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) and adjusted net income to their most directly comparable GAAP measure. See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities. As of September 30, 2023, we had cash and equivalents of $202.5 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. We estimate that our capital expenditures will be approximately $11 million to $13 million in fiscal 2023, which we plan to fund with cash generated from our operating activities. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of September 30, 2023, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $40 million to $41 million over the next 12 months. Our total lease obligations were $22.5 million as of September 30, 2023, with $3.2 million due over the next 12 months. We have purchase commitments of approximately $12.9 million and $8.4 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products.

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

Merger-related Liquidity and Capital Resources Limitations

We have agreed to various terms and covenants in the Merger Agreement, including among others, a covenant to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and either the Effective Time or the valid termination of the Merger Agreement pursuant to its terms. Outside of certain limited exceptions, we may not take or agree to take certain actions without Campbell’s consent, including acquiring businesses, entering into certain specified contracts, making unbudgeted capital expenditures, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.

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

The interest rate for the Initial First Lien Term Loans and the Revolving Loans is (at the Borrower's option) either (a) LIBO Rate (as defined in the Amended First Lien Credit Agreement) plus the applicable LIBO Rate spread or (b) Alternate Base Rate (as defined in the Amended First Lien Credit Agreement) plus the applicable Alternate Base Rate spread. As of June 28, 2023, Term SOFR (as defined in the Amended First Lien Credit Agreement) replaced the LIBO Rate as the base rate for loans denominated in dollars. However, to the extent any LIBO Rate loan denominated in dollars was outstanding on June 28, 2023, such loan continued to bear interest at the LIBO Rate until the end of the interest period or payment period applicable to such loan and such loan was governed by the terms of First Lien Credit Agreement applicable to LIBO Rate loans denominated in dollars until the earlier of (i) the repayment of such loans or (ii) the conversion of such loans into Term SOFR loans or ABR loans. Effective as of June 28, 2023, a credit spread adjustment (0.11448% per annum for one month tenor, 0.26161% per annum for a three-month tenor, 0.42826% per annum for a six month tenor and 0.71513% per annum for a twelve month tenor) shall apply to Term SOFR loans pursuant to the Amended First Lien Credit Agreement. The Initial First Lien Term Loans mature on June 8, 2028 and any Revolving Loans mature on June 8, 2026.

As of September 30, 2023, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 9.13% and 7.91%, respectively.

The Amended First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the Amended First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. As of September 30, 2023, we had no outstanding revolving loans and therefore we were not required to test the financial covenant under the Amended First Lien Credit Agreement. In addition, under the Amended First Lien Credit Agreement, an annual excess cashflow calculation is required, to determine if any excess is required to be paid on the Initial First Lien Term Loan Facility.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	39 Weeks Ended
(In thousands)	September 30, 2023	September 24, 2022
Cash provided by (used in):
Operating activities	$71,020	$26,770
Investing activities	(7,077)	(10,939)
Financing activities	(73)	(59)
Change in cash and cash equivalents	$63,870	$15,772

Cash Provided by Operating Activities

Cash provided by operating activities was $71.0 million for the 39 weeks ended September 30, 2023, an increase of $44.2 million from $26.8 million for the 39 weeks ended September 24, 2022. The increase was due to an increase in net income (loss) of $39.4 million, a decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $33.4 million, and an increase in cash provided by changes in operating assets and liabilities of $38.2 million.

The decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $33.4 million was primarily related to $42.1 million impairment of goodwill in the 39 weeks ended September 24, 2022, offset by increases in deferred income taxes due to the goodwill impairment.

The increase in cash provided by changes in operating assets and liabilities of $38.2 million for the 39 weeks ended September 30, 2023 was primarily due to an increase in cash provided by inventories of $44.1 million due to strong Rao’s sales volume, and an increase of $4.0 million from accounts receivable resulting from increased sales volumes. The increase in cash provided by inventories and accounts receivable for the 39 weeks ended September 30, 2023 was offset by an increase in the use of cash for accounts payable of $9.4 million.

Cash Used in Investing Activities

Cash used in investing activities was $7.1 million for the 39 weeks ended September 30, 2023, a decrease of $3.8 million from $10.9 million for the 39 weeks ended September 24, 2022. The decrease was related to decreased cash used for capital expenditures, primarily due to prior year payments for production equipment at a co-packing manufacturing facility.

Cash Used in Financing Activities

Cash used in financing activities was $73 thousand for the 39 weeks ended September 30, 2023, an increase of $14 thousand from $59 thousand for the 39 weeks ended September 24, 2022. Financing activities consisted of repayments of capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In the 39 weeks ended September 30, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by productivity savings, price increases in recent quarters across all products and changes in product mix, all of which were partially offset by higher inflationary costs. Consistent with the consumer-packaged food industry, we are experiencing a mix of cost increases in several raw materials and packaging while other costs are flat or lower than the prior year. Specific cost increases for the 39 weeks ended September 30, 2023 include, but are not limited to, tomatoes, fruit and cartons while costs such as milk, proteins and resin have decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the 39 weeks ended September 30, 2023 has continued to moderate, while in first half of fiscal 2022 logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2023, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See “Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. As of July 2022, we entered into a cash flow hedge to manage interest rate risk on $240.0 million of the $480.8 million variable rate debt. Based upon our principal amount of long-term debt outstanding at September 30, 2023, a hypothetical 1% increase or 1% decrease in average interest rates over a SOFR base of 5.63% would impact our annual interest expense in the next year by approximately $3 million.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the 13 weeks ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. Other than as set forth below related to the proposed transaction with Campbell’s, including the merger of the Company with a wholly owned subsidiary of Campbell’s, there were no material changes from the risk factors discussed in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K.

Risks Related to the Proposed Transaction with Campbell’s.

The announcement and pendency of the pending Merger may have an adverse effect on our business, results of operations, and financial condition, whether or not the Merger is completed, and our failure to complete the Merger could have an adverse effect on our business, results of operation, financial condition, and stock price.

On August 7, 2023, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Campbell’s and Merger Sub. Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. Uncertainty about the effect of the Merger on our key suppliers, customers, brokers, distributors, agencies, employees, and other parties may adversely affect our business, results of operations, and financial condition. We could potentially lose employees, suppliers, customers, brokers, distributors, agencies or other third-party relationships, or our suppliers, customers, brokers, distributors, agencies or other third parties could adversely modify their relationships with us or performance for us, including as a result of changes in third-party talent supporting our business. In addition, we have devoted, and will continue to devote, significant management and other resources to complete the Merger and related transactions. This may cause our business and operating results to suffer. Losses of suppliers, customers, brokers, distributors, agencies or other important strategic relationships (including losses of third-party talent supporting our business through such relationships) or losses of employees could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals as required under the HSR Act.

The Merger Agreement also places restrictions on how we conduct our business before the Merger is effective. These restrictions could result in our inability to respond efficiently and successfully to retention issues, competitive pressures, industry developments and future opportunities. This could harm our business, results of operations, and financial condition.

If the pending Merger does not become effective, or during the pendency of the Merger, we may suffer other consequences that could adversely affect our business, results of operations, financial condition, and stock price, and our stockholders would be exposed to additional risks, including:

●	to the extent that the current market price of Company Stock reflects an assumption that the Merger will be completed, the market price of Company Stock could decrease if the Merger is not completed;
●	investor confidence in us could decline if the Merger is not completed;
●	we may be unable to retain key and other personnel (either during the pendency of the Merger or if the Merger is not completed), and our results of operations may be adversely impacted due to costs incurred in connection with the Merger;
●	additional stockholder litigation;
●	any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with employees as well as suppliers, customers, brokers, distributors, agencies and other third parties may continue or intensify in the event the Merger is not consummated or is significantly delayed, including delays associated with obtaining requisite approvals under the HSR Act;
●	the risks related to the diversion of attention of our management or other employees during the pendency of the Merger; and
●	the requirement that we pay Campbell’s a termination fee of $71.3 million under certain circumstances that give rise to the termination of the Merger Agreement.

Even if the pending Merger is successfully completed:

●	receipt of the all-cash per share Merger consideration is generally taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
●	stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as a public company.

As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell’s following the completion of the Merger and we may not be able to hire replacement or additional employees.

As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment with the surviving company. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell’s following the completion of the Merger. Losses of key employees (including officers) or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals as required under the HSR Act. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. Additionally, to the extent that we are unable to hire replacement or additional employees or unable to retain employees during the pendency of the Merger, we may need to turn to more expensive and less effective resources, such as consultants or temporary workers, to support our business, which would adversely affect our business, financial condition and results of operations.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our or Campbell’s control and that we and Campbell’s may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Campbell’s control, including, among others:

●	the expiration or early termination of the applicable waiting period under the HSR Act; and

●	the absence of an order or law prohibiting or making consummation of the Merger illegal.

On October 16, 2023, at a special meeting of the Company’s stockholders, the proposal to adopt the Merger Agreement was approved. However, we cannot predict whether and when the other conditions to the closing of the Merger will be satisfied. The remaining conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed.

We and Campbell’s may also be subject to additional lawsuits challenging the pending Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or Campbell’s to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement contains provisions that could discourage or deter a potential competing offer to acquire the Company’s common stock.

Under the terms of the Merger Agreement, we are not permitted to solicit proposals for certain alternative business combination transactions and, given our stockholders’ approval of the pending Merger, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. In addition, in certain circumstances if we terminate the Merger Agreement, we may be required to pay a termination fee. Such restrictions could discourage or deter a third party, that may be willing to pay more than Campbell’s for our outstanding Company Stock, from considering or proposing such an acquisition.

Additional litigation could arise in connection with the pending Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

As of the date of this Quarterly Report on Form 10-Q, the seven complaints that had been filed against us seeking to enjoin the Merger or other relief have been voluntarily dismissed. However, additional litigation related to the Merger may be commenced in the future. If any such litigation related to the Merger is commenced, any such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of Company Stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, brokers, distributors, agencies and other business partners, or otherwise materially harm our operations and financial performance.

A significant portion of our outstanding shares of Company Stock is controlled by a few entities, and their interests may conflict with those of other stockholders.

As of November 3, 2023, Advent beneficially owned in the aggregate approximately 42.0% of our outstanding common stock. As a result, Advent may be able to exercise significant influence over us and certain matters requiring the approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of our Company. In addition, Advent may have actual or potential interests that diverge from the interests of our other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the 13 weeks ended September 30, 2023, none of our directors or officers (as defined in Ruel 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in accordance with Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit
No.	Document

2.1

Agreement and Plan of Merger, dated August 7, 2023, by and among Sovos Brands, Inc., Campbell Soup Company and Premium Products Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 7, 2023).

10.1	Sovos Brands, Inc. Amended and Restated 2023 Severance Plan for Executives (effective July 21, 2023) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2023).
10.2

Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023).

10.3	Form of Voting Agreement by and among certain directors of Sovos Brands, Inc. and Campbell Soup Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 7, 2023).
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

Sovos Brands, Inc.

	By:	/s/ Christopher W. Hall
Date: November 8, 2023	Name:	Christopher W. Hall
	Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Officer)