Form 10-K
period 2023-12-30
Sovos Brands, Inc.
filed 2024-02-28
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $1.07 billion based on the closing price of $19.56 for one share of common stock, as reported on the Nasdaq Global Select Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 23, 2024, there were 101,856,379 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K that is not included herein will be filed within 120 days after the end of fiscal year ended December 30, 2023, and is incorporated by reference into Part III.

SOVOS BRANDS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, including statements regarding the proposed transaction with Campbell Soup Company (“Campbell’s”). On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Campbell’s and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. Forward-looking statements can be identified by words, such as “will,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the pending Merger and the outlook for our future business and financial performance, such as those contained in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding the pending Merger, our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. With respect to the pending Merger, these risks and uncertainties include, but are not limited to:

●	the timing to consummate the pending Merger;
●	our ability to retain and hire key personnel and other employees, which could require us to use more expensive or less effective resources to support our business or otherwise adversely affect our business, financial condition and results of operations;
●	the risk that a condition to closing of the pending Merger may not be satisfied or that the closing of the pending Merger might otherwise not occur;
●	the risk that required regulatory approval for the pending Merger, including under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), is not obtained or is obtained subject to conditions that are not anticipated;
●	the diversion of management time on Merger-related issues; and
●	the risk that the pending Merger and its announcement could have an adverse effect on our ability to retain third-party relationships and related talent.

Other important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories, including our ability to identify and address emerging consumer preferences and trends;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;

●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf, including as a result of failing to anticipate changes in consumer preferences or habits;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;
●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations;
●	erosion of the reputation of one or more of our brands;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	changes in consumer demand for our products, including as a result of dietary and lifestyle habits, such as the use of GLP-1 drugs;
●	fluctuations in currency exchange rates;
●	geopolitical tensions, including relating to Ukraine and the Middle East;
●	our inability to maintain our workforce;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our Amended First Lien Credit Agreement (as defined herein), which as of December 30, 2023 was $480.8 million, and our duty to comply with covenants under our Amended First Lien Credit Agreement;
●	a major pandemic such as COVID-19 and associated effects; and
●	the interests of our largest stockholder may differ from those of our other public stockholders.

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

Unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “Sovos Brands” refer to Sovos Brands, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December of each year and as a result, a 53rd week is added approximately every sixth year. Our fiscal years ending December 30, 2023 (“fiscal 2023”) and December 25, 2021 (“fiscal 2021”) each had 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks. Our fiscal year ending December 28, 2024 (“fiscal 2024”) will have 52 weeks. Our fiscal quarters are comprised of 13 weeks each, ending on the 13th Saturday of each quarter, except for the 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks, ending on the 14th Saturday of such fourth quarter.

Unless we indicate otherwise or the context otherwise requires, all references in this Form 10-K to our Rao’s brand include our Rao’s Homemade, Rao’s Homestyle and Rao’s Made for Home brands, and all references to our Rao’s products include our Rao’s Homemade pasta sauces (including tomato-based sauces, Alfredo sauces and Pesto sauces), pizza sauces and dry pastas; Rao’s Homestyle meat-based pasta sauces; and Rao’s Made for Home frozen entrées, frozen pizzas,  soups and ketchup.

PART I.

Item 1. Business

Overview

Sovos Brands is a growth-oriented consumer-packaged food company with a portfolio of brands aimed at bringing today’s consumers great tasting food that fits the way they live.

In 2017, our Founder and Chief Executive Officer, Todd R. Lachman, together with our Chairman, William R. Johnson, identified an opportunity within the broader food landscape to acquire and build a portfolio of disruptive growth brands whose high-quality products support premium positioning. With the backing of the globally established private equity firm, Advent International, L.P. (“Advent”), Sovos Brands was formed and has become a leading and differentiated premium player within the packaged food industry.

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

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Campbell’s and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s.

On October 23, 2023, the Company and Campbell’s each received a request for additional information (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extended the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after both the Company and Campbell’s have substantially complied with the Second Request.

On February 13, 2024, the Company and Campbell’s issued a joint press release announcing that both companies had certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period under the HSR Act, which is expected to expire on March 11, 2024, after which the Merger can be closed. Subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, the Company expects to complete the Merger within days of the March 11, 2024 expiration date.

Our current brands, Rao’s, Michael Angelo’s and noosa, are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our products are premium and made with simple, high-quality ingredients.

Our business model centers around our premium, taste-led, high-quality brands and leveraging a common infrastructure and shared playbook to drive growth. Our brands share multiple attributes, including: being delicious, possessing a leading consumer affinity, acting as potential category disruptors in large categories and utilizing brand strength to extend into new categories. Our brands generally over-index with young and family-oriented consumers who have higher disposable incomes. Our consumers are passionate about taste and high-quality ingredients according to Company-sponsored third-party studies and have higher basket sizes at retail compared to the category averages. We believe we are a strategic and valuable partner to retailers as our brands generally drive incremental sales in our categories, offer better unit economics than key competitors and attract a highly coveted consumer base willing to spend more per trip than category averages, according to Circana, the leading provider of industry data and consumer insights. Our brands share a common playbook for growth, which is focused on increasing household penetration by:

1.	Increasing distribution;
2.	Expanding brand awareness;
3.	Improving sales and marketing execution; and
4.	Innovating into new categories.

Our platform was designed to provide a foundation for future growth and to capture synergies as we scale. Prior to entering into the Merger Agreement, which includes certain operating covenants that restrict our ability to engage in acquisitions, we regularly monitored and evaluated potential acquisition opportunities with a focus on brands that have our targeted attributes, significant growth potential, and the opportunity to combine our industry expertise with fresh thinking to bring these brands into more homes.

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

Our Brands and Products

Our portfolio currently consists of three brands: Rao’s, Michael Angelo’s and noosa. We previously owned the Birch Benders brand, which was sold at the end of fiscal 2022. Our brands offer premium, on-trend and high-quality products in a variety of product categories and appeal to consumers for consumption in a broad range of occasions, including breakfast, lunch, snacks and dinner. We completed the acquisitions of Bottom Line Food Processors, Inc. d/b/a Michael Angelo’s Gourmet Foods and Rao’s Specialty Foods (“Rao’s” or “RSF”) in January 2017 and July 2017, respectively, and our single sales and supply chain organization supported the rapid functional integration of the Michael Angelo’s and Rao’s brands. We completed the acquisition of 100% of the outstanding capital stock of Noosa Holdings, Inc. (the “Noosa Acquisition”) in November 2018, and in October 2020, we completed the acquisition of the Birch Benders business. Rao’s net sales have grown at a six year compounded annual growth rate of 49% since 2017. With noosa, we leveraged synergies to gain greater scale, and noosa net sales have grown at a four year compounded annual growth rate of 5% since 2019.

Rao’s

The iconic Rao’s brand was established as a consumer-packaged food brand in 1991 with a storied New York City heritage. The Rao’s brand offers a selection of Rao’s Homemade pasta sauces (including tomato-based sauces, Alfredo sauces and Pesto sauces), pizza sauces and dry pastas; Rao’s Homestyle meat-based pasta sauces; and Rao’s Made for Home frozen entrées, frozen pizza, soups and ketchup. Rao’s sauces are simmered slowly and made in small batches with only high-quality ingredients, like pure olive oil and hand-selected, naturally ripened tomatoes from southern Italy. Our sauces have no tomato blends, no paste, no water, no fillers and no added sugar. Rao’s was the fastest-growing center store brand of scale from 2018 through 2020. The household penetration of Rao’s sauce products has increased from 1.3% in the 52 weeks ended January 3, 2016 to 15.9% in the 52 weeks ended December 31, 2023.

Michael Angelo’s

Michael Angelo’s was founded in 1983 with original Italian recipes that had been passed down for generations. Michael Angelo’s frozen products include a variety of signature dishes, such as eggplant parmesan, lasagna made with fresh Ricotta cheese, shrimp scampi and other pastas, for a homemade taste. We believe that our Michael Angelo’s brand is a leading producer of premium frozen entrées inspired by Italian traditions. The household penetration of Michael

Angelo’s frozen dinners was 4.0% in the 52 weeks ended December 31, 2023. In fiscal 2023, Michael Angelo’s launched into the pasta sauce category.

noosa

An Australian expatriate co-founded Noosa Yoghurt in 2008 with a fourth-generation Colorado dairy farmer. In 2010, Noosa Yoghurt began selling yogurt at Colorado farmers markets and local Whole Foods stores. Our noosa brand offers a suite of delicious yogurt products, including spoonable yogurts, frozen yogurt gelato and cheesecake bites. noosa products are creamy and delicious and made with high-quality ingredients, such as whole milk from cows never treated with the growth hormone rBGH, real fruit and wildflower honey. The household penetration of noosa yogurts was 7.5% in the 52 weeks ended December 31, 2023.

Birch Benders

In October 2020, we completed the purchase of 100% ownership interest in Birch Benders. At the end of fiscal 2022, we divested the Birch Benders brand and certain related assets.

Our Customers

We sell our products to customers primarily in the United States and principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, specialty food distributors, military commissaries and non-food outlets, such as drug store chains, dollar stores and e-commerce retailers. In fiscal 2023, approximately 2% of our gross sales were to international customers. We believe that the strength of our brands and our premium, on-trend and high-quality product portfolio make us a strategic partner for our customers and that we have opportunities for international growth. We utilize our direct sales force and brokers as well as third-party distributors, some of whom also purchase our products directly for their own accounts for resale, for the sale and distribution of our products.

In fiscal 2023, our largest customers, Costco Wholesale Corporation (“Costco”) and Walmart Inc. (“Walmart”), accounted for approximately 18% and 13%, respectively, of our gross sales, and our top five largest customers together accounted for approximately 51% of our gross sales.

Marketing and Advertising

We utilize a variety of marketing channels to drive household penetration and brand awareness through paid, earned and owned marketing channels. We focus our marketing efforts on building an authentic connection with our consumers. We primarily use digital marketing and dedicate the majority of our marketing expenditures to paid advertising on digital marketing channels through videos, e-commerce advertisements, connected TV and audio platforms, paid search, paid social advertisements and branded content. In 2023, we introduced television into our marketing mix for the first time. We also engage with consumers through social media “influencers,” public relations outreach to editors, and incentives such as coupons or other advertising placed on or near our products in stores.

Digital Advertising

Our digital marketing efforts include video advertisements that play as viewers stream content like television shows on online video channels and applications, content and paid social advertisements for social media networks, paid advertisements and paid preferable placement of our products on e-commerce sites, paid advertisements for our brands and products in search results, online and mobile coupons and promotions and paid advertisements on third-party and retailer mobile sites, third-party and retailer  websites and in-store near our products or at check-outs to drive purchases of our products. In addition, we maintain an active email program, which we leverage to deliver information on new product launches and promotions for our Rao’s and noosa brands, and we maintain registered domains at www.sovosbrands.com, www.raos.com, www.noosayoghurt.com and www.michaelangelos.com, which serve to communicate news about our brands directly to consumers who access our websites and social media sites and to address questions, comments or concerns about our products. From January 1, 2023 to December 31, 2023, the websites for our Rao’s and noosa brands collectively had an average of approximately 194,300 visitors per month according to Google Analytics.

Television Advertising

In 2023, for the first time, we added national television to our advertising mix to drive greater reach and gain broader brand awareness. We advertised Rao’s pasta sauce products with branded spots on live television. In fiscal 2023, we estimate that our television advertising generated approximately 85 million impressions.

Social Media, Influencers, Earned Media and Branded Content

We have an active presence on social media platforms, including Meta (formerly Facebook), TikTok and Pinterest, to connect with our consumers for each of our brands. For example, we showcase our products and feature recipes on our brands’ Instagram accounts. We also partner with a number of social media “influencers” who generate further awareness of our brands through sponsored content, such as custom posts and “micro-sweeps” or giveaway offerings, on various social media platforms. We focus on selecting social media “influencers” who are real-life, approachable fans with whom our consumers can relate as well as chefs and experts on food or dietary lifestyles. In fiscal 2023, we estimate that our influencers and social channels delivered 2.1 billion impressions for our current brands. In addition, we utilize public relations outreach to editors and journalists, partner with companies to create branded content featuring our brand names or products and collaborate from time to time with celebrities or chefs to promote and endorse our products. Our paid marketing efforts are supplemented by earned media when editors, journalists, celebrities and consumers feature our brands and products in their articles, recipes, and posts as well as by word-of-mouth recommendations of our products. In fiscal 2023, we estimate that earned media efforts generated approximately 19.5 billion impressions for our current brands.

Raw Materials, Ingredients and Packaging

We purchase raw materials, including agricultural products, whole milk, animal proteins, tomatoes, cheese, fruit and other ingredients from growers, commodity processors, ingredient suppliers and other food companies located primarily in North America. We also purchase packaging materials, including tubs, caps and lids, trays, labels, corrugated cardboard, cartons and other packaging, from packaging manufacturers located primarily in North America. The principal raw materials we purchase for our products include whole milk, fruit, tubs and lids, cheese, tomatoes, animal proteins, trays and folding cartons. The co-packers we use for production of our Rao’s, Michael Angelo’s and noosa products independently schedule and purchase the raw materials, ingredients and packaging they use in manufacturing our products, although we may provide some packaging (such as labels) for our Rao’s co-packers. We purchase the majority of our packaging materials under contracts that include escalator and de-escalator formulas for the purchase of the raw materials used in our packaging, which include resin, paperboard and aluminum.

The profitability of our business relies in substantial part on the prices we and our co-packers pay for these and other raw materials, ingredients and packaging materials, which can fluctuate due to a number of factors, including the impact of climate change, crop size, cattle cycles, crop disease and crop pests, commodity market fluctuations, such as those caused by supply and demand, costs of carrying stock and inventory and government subsidies, natural disasters and crude oil prices. In addition, certain materials required for the manufacture of our products, such as glass and aluminum, have been or may be impacted by tariffs. In recent years,  certain raw materials, including resin, aluminum, glass, animal protein, agricultural products (such as olive oil) and other commodities, have been in short supply as a result of reduced production shifts and labor shortages particularly during the COVID-19 pandemic, weather impact on crops, ongoing global geopolitical tensions, including relating to Ukraine and the Middle East, and other factors. These supply shortages have resulted in increased costs for us and our external manufacturing partners.

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

Production and Manufacturing

Manufacturing

We operate two manufacturing facilities for our products. We produce our Rao’s Made for Home and Michael Angelo’s frozen entrée products in Austin, Texas and we produce all noosa spoonable yogurts in Bellvue, Colorado. See Item 2. “Properties.”

Co-Packing Arrangements

In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. Co-packing arrangements generally offer flexibility and improved speed to market by leveraging equipment and technology already in place. Our co-packer La Regina di San Marzano USA, Inc. (together with its subsidiaries and affiliates, “La Regina”) currently produces the substantial majority of our Rao’s Homemade tomato-based sauce products in Italy and produces a small amount of our Rao’s tomato-based sauce products, including all of our Rao’s Homestyle tomato-based sauces with meat, in its manufacturing facility in Alma, Georgia that uses imported tomatoes and olive oil for the production of our tomato-based sauces. We have entered into an agreement that provides La Regina the exclusive rights to be the third-party supplier of certain of our tomato-based sauce products in the United States. We have the right to purchase the La Regina U.S. facility under certain circumstances. Our U.S. agreement with La Regina has a base term ending December 31, 2031, with five-year extensions (unless three years’ notice of non-renewal is provided), and limits La Regina’s ability to produce products for other brands. Our Italy agreement with La Regina has a base term ending December 31, 2027, with a seven-year extension (unless three years’ notice of non-renewal is provided), and limits La Regina’s ability to produce products for other brands. We also use co-packers located in the United States and Italy for the production of our Rao’s Homemade Alfredo and Pesto sauces. We use co-packers located in the United States and Canada for our Rao’s Made for Home soups. For our Rao’s Homemade dry pastas, we use a co-packer in Italy. Rao’s Made for Home brick oven pizzas, as well as the remainder of our noosa products, including gelato and cheesecake bites, are each produced by different single co-packers located in the United States. We may leverage a co-packer located in the United States from time to time to supplement our in-house production of Michael Angelo’s frozen entrée products.

All of the companies with which we have co-packing arrangements produce products for other companies as well as for us, except for La Regina, which produces sauce products exclusively for us and their own branded products. Most of our co-packers may periodically pass production cost adjustments as well as ingredients and packaging adjustments based on market pricing on to us. We believe that there are alternative sources of co-packing production available for the majority of our products, although we would likely experience disturbances in our operations and delays in delivery or production or higher costs if we are required to change our co-packing arrangements unexpectedly or unable to qualify additional co-packers to meet demand for our products. We monitor capacity and performance of our co-packers and seek to qualify alternate suppliers as needed, although there can be no assurance that future efforts to qualify alternate suppliers would be successful within time-frames necessary to avoid disruption of our business, if at all.

Distribution and Logistics

We distribute our products to our customers’ distribution centers directly from our production facilities, our co-packers’ production facilities or from warehouses operated by third-party logistics (“3PL”) providers. Certain of our customers are also distributors. With respect to the noosa spoonable yogurts that we produce at our Bellvue, Colorado production facility, we distributed approximately 62% by weight directly to our customers in fiscal 2023. With respect to the Rao’s Made for Home and Michael Angelo’s frozen products that we produce at our Austin, Texas production facility, we distributed approximately 7% by weight directly to our customers in fiscal 2023. The remainder of the products we produce in Bellvue, Colorado and Austin, Texas, as well as certain Rao’s and Michael Angelo’s products, are distributed through 3PL warehouses. In addition, some of our customers, including some that are distributors, pick up certain of our products from our 3PL providers’ warehouses or from our co-packers’ production facilities. Customers, including those that are distributors, picked up approximately 78% of our Rao’s shelf-stable products in fiscal 2023. To the extent we do not deliver products directly to customers or customers do not pick up our products, our products are delivered from 3PL warehouses to our customers via common carrier.

Due in part to the different demands of distribution for frozen, refrigerated and shelf-stable products, each of our brands currently utilizes a different 3PL network. We partner with one 3PL provider located in Southern California and one 3PL provider in New Jersey for distribution of our Rao’s products, one 3PL provider located in Fort Morgan, Colorado for distribution of our noosa products and two frozen 3PL providers for distribution of our Rao’s Made for Home and Michael Angelo’s products (one located in Austin, Texas and one located in Dallas, Texas).  We have warehouse agreements with our 3PL providers that we believe provide us with adequate flexibility and capacity to accommodate incremental product volume.

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

Competing large, multi-brand consumer packaged food companies may include B&G Foods, Inc., Barilla Holding S.p.A., Campbell Soup Company, Conagra Brands, Inc., General Mills, Inc., The Hain Celestial Group, Inc., the J.M. Smucker Company, the Kellogg Company, The Kraft Heinz Company, Mizkan Holdings, Nestle S.A. and PepsiCo, Inc. These large, multinational corporations have substantial financial, marketing, research and development and other resources. Smaller product-focused companies that we compete with include Amy’s Kitchen, Carbone, G.L. Mezzetta, Inc. and Newman’s Own, Inc. Smaller and more product-focused competitors may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences, and smaller insurgent brands may develop a customer base and consumer loyalty quickly. In addition, we compete against companies focused on dairy and dairy-alternative products, such as Chobani, LLC, Danone S.A., Fage International S.A. and The Lactalis Group.

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

In 2022, we formed an ESG Steering committee comprised of senior leaders within our organization, which provides guidance on goals and strategies. To ensure that ESG is appropriately prioritized throughout our business, the Nominating and Corporate Governance Committee of our Board provides oversight of our strategy, initiatives, policies, practices and reporting relating to ESG matters.

In 2022, we conducted an ESG materiality report and internal assessment intended to identify the ESG issues that are most impactful to our business and most important to our stakeholders. The process is helping us to identify key risks and opportunities while maintaining our stakeholder-driven approach. The identification of these risks and opportunities will help to guide our approach to aligning our business and our ESG priorities.

In 2023, we established ESG priorities in alignment with industry wide standards. Our 2023 ESG priorities included efforts related to sustainable packaging and plastics use, water and energy management, governance and cybersecurity. In 2023, we launched an R&D specification software that assists in creating sustainability dashboards and live reporting on recycled content. We continued to focus on recycling cardboard used in our manufacturing facilities and reclaiming water from the manufacturing process at our noosa facility for use on the neighboring farm. To support our governance priorities, we adopted stock ownership guidelines and a clawback policy. We also completed cybersecurity awareness training.

Human Capital, Employees and Labor Relations

As of December 30, 2023, we had 751 full-time employees, with 271 salaried employees and 480 hourly employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have never experienced a labor-related work stoppage.

Our Culture, Vision, Mission and Values

At Sovos we are dedicated to bringing today’s consumers simple, great-tasting food that fits the way they live.

We have established six guiding principles to be the pillars of how we work, including Lead with Courage and Tenacity, Focus on Quality, Obsess with the Front Line, Communicate with Candor and Respect, Be Nimble, and Enjoy the Ride.

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

Commitment to Diversity, Equity and Inclusion

As of December 30, 2023, approximately 40% of our employees identified as women and approximately 56% of our employees identified as racially diverse.

Further, as of December 30, 2023, approximately 38% of our 8-person Board identified as women, and approximately 38% identified as racially diverse.

To improve diversity, equity and inclusion, we seek to interview qualified diverse candidates for open corporate leadership positions and require every employee to attend training on preventing discrimination and harassment.

Total Rewards

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purpose of our cash incentive plan is to attract, retain and reward personnel across our company through the granting of cash-based compensation awards, which are intended to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Our equity-based incentive plan has a similar purpose, and equity awards have historically been given to executives, senior management and director-level employees.

Benefits

Our employee benefits vary by region and generally include: (1) medical, dental and vision benefits; (2) 401(k) with Company match; (3) commuter benefits; (4) wellness initiatives; (5) flex time off or paid time off; (6) tuition reimbursement; and (7) paid parental leave, including for births, adoptions or placements of foster children.

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

Food-Related Regulations

As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA for seafood products, as well as the Federal Meat Inspection Act, Poultry Products Inspection Act and regulations promulgated thereunder by the USDA for meat and poultry products. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. Both the FDA and the USDA regulate manufacturing practices for foods through food safety regulations, specify the standards of identity for certain foods, including many of the products we sell, and prescribe the format and content of certain information required to appear on food product labels. Our manufacturing facility in Austin, Texas is subject to regular inspection by the USDA, and our products containing meat and poultry are subject to USDA regulation. The USDA has jurisdiction over our Rao’s Homemade, Rao’s Made for Home, Rao’s Homestyle and Michael Angelo’s sauces, soups and frozen entrées containing at least 3% raw or 2% cooked meat or poultry, and our and our U.S. co-packers’ facilities producing these products are subject to inspection by the USDA, with an inspector regularly present in our establishment when it is producing meat or poultry products. The FDA has jurisdiction over all of our other products with less than 3% raw or 2% cooked meat or poultry content and conducts intermittent inspections of domestic and foreign facilities under its jurisdiction.

We are also subject to the FDA Food Safety Modernization Act, which, among other things, amended the Federal Food, Drug, and Cosmetic Act to require FDA-regulated food facilities to develop and implement a written food safety plan including a hazard analysis and preventive controls program to minimize or prevent food safety hazards. The FDA also enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. In addition, the USDA requires that establishments under its jurisdiction develop and implement HACCP plans, which require establishments to conduct a hazard analysis and implement critical control points to reduce or eliminate reasonably foreseeable food safety hazards, and Sanitation Standard Operating Procedures, which detail procedures to ensure sanitary conditions in the establishment. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of our manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our marketing and trade practices in connection with the sale of food products.

Labeling and Packaging Regulations

We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labels, labeling and, increasingly, website and social media content, the FTC has the primary authority to regulate advertising materials, including online and television advertisements, to determine if advertising materials are misleading, while the USDA requires producers of USDA-regulated products to obtain premarket approval of labels. In addition, we are subject to various state and local consumer protection laws, including laws that allow for private class action litigation challenges to the labeling, marketing and advertising of foods as well as state laws regulating food packaging materials and composition. Labeling for our products must also comply with the Bioengineered Food Disclosure Standard. We are also subject to the disclosure requirements of California’s Proposition 65, which requires businesses to provide warnings prior to any exposures to a chemical listed by California as a carcinogen or as having reproductive or developmental effects, including food products.

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

Company Website and Available Information

Our primary corporate website can be found at www.sovosbrands.com. We make available free of charge at the Investors portion of this website (under the "Investors—SEC Filings" caption) all of our reports (including amendments) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our proxy statements. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (the “SEC”). We use our corporate website and the Investor Relations portion of this website and our social media accounts, including Meta, Instagram and X (formerly Twitter), as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website, any alerts and social media channels are not, however, a part of this Annual Report on Form 10-K.

All websites appearing in this Annual Report on Form 10-K are inactive textual references only, and the information in, or accessible through, such websites is not incorporated into this Annual Report on Form 10-K, or into any of our other filings with the SEC.

Information About Our Executive Officers.

The names, ages (as of February 28, 2024), current positions and background information of our executive officers are included below.

Name	Age	Position
Todd R. Lachman	60	Founder and Chief Executive Officer; Director
E. Yuri Hermida	50	President
Christopher W. Hall	63	Chief Financial Officer
Kirk A. Jensen	49	Chief Operating Officer
Risa Cretella	44	Chief Sales Officer
Katie J. Gvazdinskas	45	Chief Human Resources Officer
Isobel A. Jones	56	Chief Legal Officer and General Counsel; Secretary
Lisa Y. O'Driscoll	50	Chief Administrative Officer

Todd R. Lachman has served as our Chief Executive Officer since January 2017 and has served as a director since January 2017. Mr. Lachman also served as our President from January 2017 to December 2023. Prior to joining Sovos, Mr. Lachman served as operating partner of Altamont Capital Partners, a private equity firm, from May 2015 to March 2016 and a senior advisor to Advent from March 2016 to January 2017. For over 30 years, Mr. Lachman has delivered growth and value creation for some of the largest CPG companies in the United States. Prior to May 2015, Mr. Lachman served as global president of Mars Petcare, served as president of Mars Chocolate North America and Latin America and held various positions at Del Monte Foods Company, the H.J. Heinz Company and The Procter & Gamble Company. Mr. Lachman currently serves on the board of a private company. He earned his B.A. in economics and art history from Colby College and his M.B.A. from the Northwestern University Kellogg School of Management.

E. Yuri Hermida has served as our President since December 2023 and served as our Chief Growth Officer from October 2022 to December 2023. Prior to joining Sovos, Mr. Hermida served as an executive vice president of Reckitt Benckiser from September 2020 to September 2022, overseeing the North American hygiene business and served as the regional director for Central Eastern Europe from January 2019 to August 2020. Prior to January 2019, Mr. Hermida held various positions at The Procter & Gamble Company from August 1996 to October 2018, including country manager for the Malaysia and Singapore region, general manager of Baby Care for the Greater China region, and vice president of Feminine and Baby Care for North America. He earned his B.A. in industrial engineering from ITESM University in Mexico City.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider each of the following risk factors, as well as all other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the following risks could materially and adversely affect our business, financial condition and results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Summary of Risk Factors

Our Company and our business is subject to a number of risks and uncertainties including those described at length below which we consider to be our most material risks.

With respect to the pending Merger, these risks and uncertainties include, but are not limited to:

●	the timing to consummate the pending Merger;
●	our ability to retain and hire key personnel and other employees, which could require us to use more expensive or less effective resources to support our business or otherwise adversely affect our business, financial condition and results of operations;
●	the risk that a condition to closing of the pending Merger may not be satisfied or that the closing of the pending Merger might otherwise not occur;
●	the risk that required regulatory approval for the pending Merger, including under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), is not obtained or is obtained subject to conditions that are not anticipated;
●	the diversion of management time on Merger-related issues;
●	the risk that the pending Merger may adversely impact our ability to execute strategic initiatives due to the interim operating covenants under the Merger Agreement, employee resource constraints exacerbated by the pending Merger or other factors; and
●	the risk that the pending Merger and its announcement could have an adverse effect on our ability to retain third-party relationships and related talent.

Other material risks include, among others, the following:

●	our dependence on third-party distributors and third-party co-packers, including one co-packer for the substantial majority of our Rao’s Homemade sauce products;
●	adverse consequences of the actions of the major retailers, wholesalers, distributors and mass merchants on which we rely, including if they give higher priority to other brands or products, take steps to maintain or improve their margins by, among other things, raising the on-shelf prices of our products or imposing surcharges on us, or if they perform poorly or declare bankruptcy;
●	inflation, including our vulnerability to decreases in the supply of and increases in the price of raw materials, packaging, fuel, labor, manufacturing, distribution and other costs, and our inability to offset increasing costs through cost savings initiatives or pricing;
●	supply disruptions, including increased costs and potential adverse impacts on distribution and consumption;
●	our inability to expand household penetration and successfully market our products;
●	competition in the packaged food industry and our product categories, including our ability to identify and address emerging consumer preferences and trends;
●	consolidation within the retail environment may allow our customers to demand lower pricing, increased promotional programs and increased deductions and allowances, among other items;
●	our inability to successfully introduce new products or failure of recently launched products to meet expectations or remain on-shelf, including as a result of failing to anticipate changes in consumer preferences or habits;
●	our inability to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains;

●	failure by us or third-party co-packers or suppliers of raw materials to comply with labeling, food safety, environmental or other laws or regulations, or new laws or regulations, or litigation alleging such failures;
●	erosion of the reputation of one or more of our brands;
●	our vulnerability to the impact of severe weather conditions, natural disasters and other natural events such as herd, flock and crop diseases on our manufacturing facilities, co-packers or raw material suppliers;
●	our inability to effectively manage our growth;
●	changes in consumer demand for our products, including as a result of dietary and lifestyle habits, such as the use of GLP-1 drugs;
●	fluctuations in currency exchange rates;
●	geopolitical tensions, including relating to Ukraine and the Middle East;
●	our inability to maintain our workforce;
●	our inability to protect ourselves from cyberattacks;
●	failure to protect, or litigation involving, our tradenames or trademarks and other rights;
●	our ability to effectively manage interest rate risk, including through the use of hedges and other strategies or financial products;
●	the effects of climate change and adherence to environmental, social and governance demands;
●	a change in assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or intangible assets;
●	our level of indebtedness under our Amended First Lien Credit Agreement (as defined herein), which as of December 30, 2023 was $480.8 million, and our duty to comply with covenants under our Amended First Lien Credit Agreement;
●	a major pandemic such as COVID-19 and associated effects; and
●	the interests of our largest stockholder may differ from those of our other public stockholders.

Risks Related to the Proposed Transaction with Campbell’s.

The announcement and pendency of the pending Merger may have an adverse effect on our business, results of operations, and financial condition, whether or not the Merger is completed, and our failure to complete the Merger could have an adverse effect on our business, results of operation, financial condition, and stock price.

On August 7, 2023, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Campbell’s and Merger Sub. Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. Uncertainty about the effect of the Merger on our key suppliers, customers, brokers, distributors, agencies, employees, and other parties may adversely affect our business, results of operations, and financial condition. We could potentially lose employees, suppliers, customers, brokers, distributors, agencies or other third-party relationships, or our suppliers, customers, brokers, distributors, agencies or other third parties could adversely modify their relationships with us or performance for us, including as a result of changes in third-party talent supporting our business. In addition, we have devoted, and will continue to devote, significant management and other resources to complete the Merger and related transactions. This may cause our business and operating results to suffer. Losses of or changes in our relationships with suppliers, customers, brokers, distributors, agencies or other important strategic relationships (including losses of third-party talent supporting our business through such relationships) or losses of employees could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals as required under the HSR Act.

The Merger Agreement also places restrictions on how we conduct our business before the Merger is effective. These restrictions could result in our inability to respond efficiently and successfully to retention issues, competitive pressures, industry developments and future opportunities and may also limit our ability to execute strategic initiatives. This could harm our business, results of operations, and financial condition.

If the pending Merger does not become effective, or during the pendency of the Merger, we may suffer other consequences that could adversely affect our business, results of operations, financial condition, and stock price, and our stockholders would be exposed to additional risks, including:

●	to the extent that the current market price of the Company’s common stock (“Company Stock”) reflects an assumption that the Merger will be completed, the market price of Company Stock could decrease if the Merger is not completed;
●	investor confidence in us could decline if the Merger is not completed;
●	we may be unable to retain key and other personnel (either during the pendency of the Merger or if the Merger is not completed), and our results of operations may be adversely impacted due to costs incurred in connection with the Merger;
●	additional stockholder litigation;
●	any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with employees as well as suppliers, customers, brokers, distributors, agencies and other third parties may continue or intensify in the event the Merger is not consummated or is significantly delayed, including delays associated with obtaining requisite approvals under the HSR Act;
●	the risks related to the diversion of attention of our management or other employees during the pendency of the Merger; and
●	the requirement that we pay Campbell’s a termination fee of $71.3 million under certain circumstances that give rise to the termination of the Merger Agreement.

Even if the pending Merger is successfully completed:

●	receipt of the all-cash per share Merger consideration is generally taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
●	stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as a public company.

As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell’s following the completion of the Merger and we may not be able to hire replacement or additional employees. Resource or other constraints may impact our pursuit and implementation of strategic initiatives.

As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment with the surviving company. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Campbell’s following the completion of the Merger. As of January 30, 2024, seven salaried employees have resigned since the announcement of the pending Merger. Losses of key employees (including officers) or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals as required under the HSR Act. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans, execute strategic initiatives  or otherwise enhance our operations. Additionally, to the extent that we are unable to hire replacement or additional employees or unable to retain employees during the pendency of the Merger, we may need to turn to more expensive and less effective resources, such as consultants or temporary workers, to support our business, which would adversely affect our business, financial condition and results of operations. As a result of employee and other constraints relating to the pending Merger, we have deferred certain strategic initiatives, such as enterprise-wide network optimization or certain capital projects, which may adversely affect our business and results of operations.

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

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Campbell’s control, including, among others:

●	the expiration of the applicable waiting period under the HSR Act, which has been extended by the October 23, 2023 request from the U.S. Federal Trade Commission (the “FTC”) for additional information (the “Second Request”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement; and
●	the absence of an order or law prohibiting or making consummation of the Merger illegal.

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

As of the date of this Annual Report on Form 10-K, the seven complaints that had been filed against us seeking to enjoin the Merger or other relief have been voluntarily dismissed. However, additional litigation related to the Merger may be commenced in the future. If any such litigation related to the Merger is commenced, any such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of Company Stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, brokers, distributors, agencies and other business partners, or otherwise materially harm our operations and financial performance.

A significant portion of our outstanding shares of Company Stock is controlled by a few entities, and their interests may conflict with those of other stockholders.

As of February 23, 2024, Advent beneficially owned in the aggregate approximately 42.0% of our outstanding common stock. As a result, Advent may be able to exercise significant influence over us and certain matters requiring the approval of our stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of our other stockholders to influence corporate matters. Additionally, Advent is a party to a Voting Agreement in favor of Campbell’s that could limit its ability to support a competing offer to acquire the Company’s common stock. In addition, Advent may have actual or potential interests that diverge from the interests of our other stockholders.

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

We rely on third-party co-packers for a significant portion of our manufacturing needs, including one co-packer for our Rao’s tomato-based sauce products. If our co-packers do not accept or fulfill purchase orders from us, or impose various price increases or surcharges, or we are unable to enter into additional or future co-packing agreements, it could have a material adverse effect on our business, financial condition and results of operations.

We rely upon co-packers for a significant portion of our manufacturing needs. Our success depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of high-quality, fiscally stable co-packers in the industry with the equipment and operational capabilities required to make our products, and many of our co-packing agreements do not include purchase or supply minimums. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, or if co-packers or potential co-packers  experience increased costs, capacity issues, production issues or disruptions, production of our products may be more costly or delayed or postponed and/or the availability of some of our products may be reduced or delayed. For example, in fiscal 2023 a potential co-packer had issues successfully producing our product at scale resulting in lower-than-expected supply of Alfredo sauce in early 2024 and related customer issues and service penalties. To meet certain service level minimums for our customers and avoid financial penalties or other customer issues that could result from a failure to meet such minimums under our agreements with customers, we may incur, or from time to time have, incurred additional expenses, including accepting higher co-packer charges and paying premiums for faster, more expensive transportation methods or agreeing to production premiums with our co-packers.

In addition, we rely on La Regina, a third-party co-packer, for our Rao’s tomato-based sauce products. La Regina currently produces a substantial majority of our Rao’s Homemade tomato-based sauce products in Italy and produces the remainder of our Rao’s tomato-based sauce products, including all of our Rao’s Homestyle tomato-based sauces with meat, in the United States. Any disruption to La Regina’s production or delivery of our Rao’s sauce products, whether due to the political environment, global geopolitical tensions (including related to Ukraine and the Middle East), agricultural disasters or pestilence, issues with production (including the effects of inflation on ingredient and other costs), events affecting ports in Italy or the United States including ability to import or export or otherwise, could have a material adverse effect on our business, financial condition and results of operations. To facilitate La Regina’s establishment of the U.S. production location in Alma, Georgia, we agreed to provide La Regina with exclusivity for the third-party production of certain of our products. However, because the Alma, Georgia production location uses tomatoes from Italy for the production of our Rao’s Homemade and Rao’s Homestyle sauce products, production in Georgia may still be impacted by events affecting La Regina in Italy. We have, from time to time, made certain concessions to La Regina including accepting various surcharges, and paying for our products more quickly than required under our contract and we may make similar or other concessions in the future. La Regina is also our landlord for a distribution center that we opened in Alma, Georgia. In the event of a breach by La Regina of the U.S supply agreement, we have a right to purchase the facility in Alma, Georgia at cost, including the underlying real property, fixtures and equipment; however, we may encounter difficulties or delays with the exercise of the right to purchase or with assuming the operations at the Alma, Georgia facility. If our relationship with La Regina deteriorates, or if La Regina experiences financial, operational or other issues, we would be required to make alternative arrangements to produce Rao’s sauce products, such as assuming manufacturing operations on our own, developing our own internal manufacturing capabilities or finding one or more alternative co-packing arrangements, which may be costly or time-consuming to complete. If such an event were to occur, and we were unable to find alternative arrangements in a timely manner or on satisfactory terms, it could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase raw materials, including agricultural products, whole milk, flour, tomatoes, cheese, chicken and meat and fruit from growers, commodity processors, ingredient suppliers and other food companies located primarily in the United States. We also purchase packaging materials, including glass jars, foils, tubs, caps and lids, trays, labels, cardboard, cartons and other packaging, from global packaging manufacturers. Our co-manufacturers also purchase ingredients and packaging materials and can pass along cost increases to us subject, in some instances, to certain contractual limitations. Ingredients and packaging materials are subject to increases in price attributable to a number of factors, including disruptions in supply, global geopolitical tensions, other political unrest, tariffs, sanctions, trade disputes, drought and excessive rain, fire, temperature extremes and other adverse weather events, water scarcity, scarcity of suitable agricultural land, crop size, cattle cycles, herd and flock disease, crop disease and crop pests. We have been and continue to be particularly vulnerable to agricultural disasters or pestilence and extreme weather events or anomalies adversely impacting the agricultural industry on which we rely resulting in price increases associated with the tomato crops in Italy and the United States, the eggplant crop in the United States and Mexico, the olive oil crops in Europe, egg production in the United States, the production of milk in the United States, honey production in the United States and Canada and fruit crop supply because of our and our co-packers’ large purchases of these materials. Crop disease or other crop failures and crop pests, such as insects, plant diseases and fungi, as well as herd and flock diseases, such as mad cow disease, swine influenza and avian influenza, and issues impacting pollinators and bee colonies, could impact the cost and availability of the agricultural products, animal proteins and eggs used in our products. Factors associated with a pandemic may result in increased demand for and disrupted supply of some ingredients and packaging materials, like we experienced during the COVID-19 pandemic. Factors associated with global geopolitical tensions, including relating to Ukraine and the Middle

East, have disrupted packaging and other supplies and increased costs. We expect factors associated with global geopolitical tensions to continue to impact our business and may become more acute, particularly with respect to oil and its related impact on transportation and logistics costs as well as resin costs. Fluctuations in commodity prices can lead to retail price volatility and increased price competition and can influence consumer and trade buying patterns.

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

Further, if we increase prices (whether through a list price increase or reduction in promotional spending) to offset higher costs, we could experience lower demand for our products and sales volumes. In the second half of fiscal 2022 and the first quarter of fiscal 2023 we increased prices for nearly all of the products in our portfolio which could adversely impact demand and sales. We may implement additional price increases in the future, including multiple price increases in a fiscal year, and we may not be able to accurately forecast pricing elasticities and the resulting impact on volume growth and/or distribution gains. To the extent we are unable to offset present and future cost increases related to the production and distribution of our products, it could have a material adverse effect on our business, financial condition and results of operations.

Our cost savings and efficiency initiatives may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.

We are pursuing several cost-saving and efficiency initiatives, such as a trade efficiency project, category bids, supplier and co-packer negotiations, product reformulations, SKU rationalizations, increased automation and other efforts to simplify production, reduce costs and improve revenues. We are also working to leverage our scale as we grow our business, with products in three temperature states at retailers (refrigerated, frozen and shelf-stable), and continue to reduce the amount of products that are sold to customers through distributors and increase our direct engagement with customers through our “go-direct” initiative.

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

We compete with a significant number of companies of varying sizes, including large multi-brand consumer packaged food companies, smaller product-focused companies, emerging companies and dairy products- and dairy alternative-focused companies. Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. Many of these large multi-brand competitors have substantial financial, marketing, research and development and other resources and we may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors. Competing large multi-brand consumer packaged food companies, which may include B&G Foods, Inc., Barilla Holding S.p.A., Campbell Soup Company, Conagra Brands, Inc., General Mills, Inc., The Hain Celestial Group, Inc., the J.M. Smucker Company, the Kellogg Company, The Kraft Heinz Company, Mizkan Holdings, Nestle S.A. and PepsiCo, Inc., may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with smaller and more product-focused companies, which may include Amy’s Kitchen, Carbone, G.L. Mezzetta, Inc. and Newman’s Own, Inc., which may be more innovative and able to bring new products to market faster and more quickly exploit and serve niche markets or new or burgeoning consumer preferences. Smaller insurgent brands we compete with may develop a customer base and consumer loyalty quickly. In addition, we compete against companies focused on dairy and dairy-alternative products, which may include companies such as Chobani, LLC, Danone S.A., Fage International S.A. and The Lactalis Group.

Competitive pressures may restrict our ability to increase prices and maintain such price increases in response to commodity and other cost increases and inflation. Failure to effectively assess, timely change and properly set pricing, promotions or incentives may negatively impact our ability to achieve the objectives of such price increases.

In addition, reduced barriers to entry and easier access to funding, such as increased cash flows caused by spikes in consumer demand and efforts by retailers to reduce the numbers of stock-keeping units (“SKUs”) on their shelves, could cause competition to intensify. Our Rao’s Made for Home and Michael Angelo’s frozen products may compete with each other, and most retailers also offer private label products that also compete for retail shelf space and consumer purchases. As a result of competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share. The inability to increase our market share, the loss of market share to our competitors and increased costs associated with increasing our market share or protecting our existing market share could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to grow or maintain our profitability in the face of a consolidating retail environment, and the loss of any of our largest customers could have a material adverse effect on our business, financial condition and results of operations.

In fiscal 2023, our largest customers, Costco and Walmart, accounted for approximately 18% and 13%, respectively, of our gross sales, and our top five largest customers together accounted for approximately 51% of our gross sales. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers. Our customers are generally not contractually obligated to purchase from us and make purchase decisions based on a combination of price, promotional support, product quality, consumer demand, customer service performance, their desired inventory levels and other factors. As the retail grocery trade continues to consolidate and our customers grow larger and become more sophisticated, our customers may demand lower pricing, increased promotional programs, increased deductions and allowances and consistent terms or a single ordering system. There can be no assurance that our largest customers will continue to purchase our products in the same mix or quantities, or on the same terms, as in the past. Disruption of sales to any of these customers, or to any of our other large customers, for an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, alternative retail channels, such as e-commerce retailers (including key retailers with integrated traditional and digital operations and online-only grocery delivery services), subscription services, discount and dollar stores, direct-to-consumer brands, limited assortment specialty retailers, drug stores and club stores, have become more prevalent. Substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. This trend away from traditional retail grocery, and towards such channels, is expected to continue. We have seen a shift in consumption towards the e-commerce channel since the beginning of the COVID-19 pandemic and may see a more substantial shift in the future. Typically, products we sell via the e-commerce channel present unique challenges in order fulfillment. Securing trial of our products by new consumers may be challenging in e-commerce settings if consumers focus on re-ordering products that they customarily consume. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. In addition, these alternative retail channels may create consumer price deflation, affecting our customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases or inflation. Also, if these alternative retail channels, such as e-commerce retailers, take significant share away from traditional retailers, this could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in expanding sales in alternative retail channels, it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully introduce new products or if recently launched products do not meet expectations or are de-listed or discontinued, it could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on anticipating changes in consumer preferences and successful new product development and product launches in both our existing and adjacent market categories in response to such changes. Trends within the packaged food industry change often, and failure to identify and react to changes in these trends, could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. In addition, our misperception of the acceptance of our brands, or brands that we may acquire in the future, could limit our ability to innovate in adjacent market categories. While we devote significant efforts to the development of new products and to the research, development and technology process functions of our business, we may underestimate the costs of new products or we may not be successful in developing new products cost-effectively or at all. We could incur significant costs, including for slotting, for products that are commercially successful as well as for products that may initially gain customer or consumer acceptance but are ultimately unsuccessful. The success of our innovation and product improvement efforts is affected by our ability to anticipate changes in consumers’ preferences; customer acceptances and shelf re-sets; the level of funding that can be made available; the technical capability of our research and development staff in developing, formulating and testing product prototypes; our compliance with governmental regulations; and the success of our management in introducing the resulting new products or improvements in a timely manner.

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

Our operations, and the operations of certain of our co-packers and other supplies, are subject to extensive regulation by the FDA, the USDA, the FTC and various other federal, state, local and foreign authorities where our products are produced or sold. We and our co-packers are also subject to U.S. laws affecting operations outside of the United States, including anti-bribery laws, such as the Foreign Corrupt Practices Act (“FCPA”), and state laws, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 (better known as “Proposition 65”). Failure by us or any of our co-packers or other suppliers to comply with applicable laws and regulations, or allegations of compliance failure, may disrupt operations, expose us to potential fines and cause us to incur costs to ensure compliance.

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

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, fires, hurricanes, earthquakes, extreme temperature events, volcanic eruptions, pestilence or health pandemics, such as the COVID-19 pandemic, have affected and may affect in the future the supply of the raw materials that we (or our co-packers) use for our products, our manufacturing facilities, our operations or the operations of third-party co-packers, transportation companies or retailers or access to ports used to import our products. For example, our yogurt plant in Colorado, which is the sole manufacturing location of our noosa spoonable yogurts, is located in a region which is affected by fires, and production at our Texas facility was temporarily interrupted in January 2023, March 2022 and February 2021 due to severe weather conditions. La Regina, the third-party co-packer that produces the substantial majority of our Rao’s Homemade sauce products, is located near Mount Vesuvius, an active volcano. Additionally, earthquakes in California, where some of our key personnel reside, could result in office closures or impact the communications infrastructure, impacting the ability of key personnel to operate our business. Competing manufacturers and co-packers may be affected differently by weather conditions, natural disasters or other natural events, depending on the ingredients or other raw materials they use as well as the location of their supplies, suppliers and facilities. If our supplies of ingredients, packaging materials or finished goods are delayed or reduced, or if our or our co-packers’ manufacturing or 3PL distribution centers’ capabilities are disrupted, we may not be able to find adequate supplemental supply sources, alternative manufacturers or distribution resources on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, water scarcity or legal, regulatory or market measures to address climate change or water scarcity could have a material adverse effect on our business, financial condition and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as dairy products, animal proteins, olive oil, tomatoes, fruit, honey and eggplant. For example, we rely on the successful harvest of tomatoes in both the United States and Italy and purchase large quantities of eggplant, and tomato or eggplant crop sizes and quality could be adversely impacted by climate change, which in turn could harm our supply of raw materials, increase our cost of transporting and storing raw materials or disrupt the production of our products. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules. Recently, continued poor harvests in Europe have resulted in significant increases in the cost of olive oil. In addition, our operations and the operations of our co-packers are dependent on the availability of water. As a result of climate change, we or our co-packers may be subject to decreased availability or less favorable pricing for water, which could impact our or their manufacturing or other operations.

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

Our business is subject to an increasing focus on ESG and sustainability matters.

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Further, developing and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. The SEC proposal, for example, relates to the enhancement and standardization of climate-related disclosures and may require us to change our accounting policies, to alter our operational policies and/or to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively affect our financial results.

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

Our rapid growth has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, supply chain, quality control, regulatory support, customer service, sales force management and general and financial administration. As we continue to grow, we will need to continue building our operational, financial and management controls as well as our reporting systems and procedures. Managing our planned growth effectively may require us to:

●	enhance our facilities and purchase additional equipment at our facilities;
●	upgrade or enhance our information technology systems; and
●	successfully hire, train and motivate additional employees; and
●	divest or exit certain portions of our business or assets.

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

Our business is primarily focused on sales of premium, on-trend and high-quality products, and a future decrease in consumer demand for such products could have a material adverse effect on our business, financial condition and results of operations. Consumer demand could change based on a number of possible factors, including dietary and nutritional values and lifestyle habits, such as a potential shift away from eating at home; concerns regarding the health effects of ingredients; dieting trends resulting in lower general caloric intake by consumers; the use of weight-loss drugs or other factors, such as the use of GLP-1 drugs; product packaging preferences; and factors associated with an economic downturn, such as increased unemployment, decreases in disposable income and declines in consumer confidence. While we continue to diversify our product offerings, developing new products entails risks. A failure to offer products that consumers want to buy, accurately predict which shifts in consumer preferences will be long-lasting or introduce new and improved products to satisfy those preferences could have a material adverse effect on our business, financial condition and results of operations. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. A failure to anticipate and respond to changes in consumer preferences or a significant shift in consumer demand away from our products could reduce the sales of our brands or our market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns and inflation could limit consumer and customer demand for our products.

The willingness of consumers to purchase our products depends in part on local, national and global economic conditions, including rates of inflation and the existence or expectation of a recessionary period. Deteriorating economic and political conditions in our major markets, such as increases in inflation, increased unemployment, decreases in disposable income and declines in consumer confidence, whether as a result of a pandemic, geopolitical tensions, a volatile interest rate environment or other factors, could cause a decrease in demand for our overall product set, higher priced products.

In an economic downturn such as a recession or inflationary environment, consumers have been purchasing and may continue to purchase more generic, private label and other products that are lower in price than our products and may forego certain purchases altogether. Consumers may reduce the number of premium products that they purchase where there are mid-tier alternatives, given that premium products generally have higher retail prices than their mid-tier counterparts. Due to changes in consumer demand, we could experience a reduction in sales, a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. Our customers may also become more conservative in response to these conditions and seek to reduce their inventories or change their shelf sets to prioritize lower-price products. In addition, as a result of economic conditions, competition or customer actions, we may be unable to raise our prices sufficiently to protect margins. The impacts of an economic downturn, recession, inflation or a pandemic may be greater than we expect, and demand for our products may not meet our expectations in the future. Current global geopolitical tensions, including related to Ukraine and the Middle East, may exacerbate any economic downturn and inflation. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and could have a material adverse effect on our business, financial condition and results of operations.

A substantial amount of our net sales and EBITDA comes from our Dinner and Sauces operating segment, and a slow-down or decrease in sales of Rao’s sauce products could have a material adverse effect on our business, financial condition and results of operations.

A substantial amount of our net sales is derived from our Dinner and Sauces operating segment. Sales of products in our Dinner and Sauces operating segment, which includes our Rao’s sauce products, represented approximately 83% of our net sales in fiscal 2023. We believe that sales of products in our Dinner and Sauces operating segment will continue to constitute a substantial amount of our net sales for the foreseeable future. If we gain or maintain our market share in the market for products in our Dinner and Sauces operating segment, such as our Rao’s sauce products, competitors, including companies with greater resources and more substantial operations than us, could respond by increasing competition in this market. Our business, financial condition and results of operations would be harmed by a decline in the market for products in our Dinner and Sauces operating segment, increased competition in the market for those products, disruptions in our ability to procure those products (whether due to manufacturer inability, supply chain failures or otherwise) or our failure or inability to provide sufficient investment to support and market, promote and display those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.

Due to seasonality or changes in our promotional activities, our revenue and operating results may vary from quarter to quarter.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations due to the seasonal nature of our business as well as changes in our promotional activities. Consumer purchasing patterns are impacted by seasonal factors, including weather and holidays. Seasonality could cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year results. Seasonality also impacts relative net sales and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. Changes in our promotional activities, including the magnitude and timing of promotions may also cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year result as well as impact our relative quarterly net sales and profitability, both on a quarter-to-quarter and year-over-year basis. Failure to effectively manage our inventories or fluctuations in business as a result of these factors could have a material adverse effect on our business, financial condition and results of operations.

Financial market disruptions and tightening of the credit markets may impact our ability to invest in our business  and  expose us to additional credit risks from customers and supply risks from suppliers and co-packers.

Any future financial market disruptions or tightening of the credit markets could impact our liquidity and our ability to borrow capital needed to invest in our business to grow or maintain our operations. It may also cause our customers to experience a significant decline in profits and/or reduced liquidity, and a significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and limit our ability to collect receivables. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Current global geopolitical tensions, including related to Ukraine and the Middle East, may increase exchange rate volatility. A significant adverse change in the financial and/or credit position of one of our suppliers or co-packers or a significant change in the Euro to U.S. dollar exchange rate could result in an interruption to the supply of our products and increased costs. This could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain our key management personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. In particular, our Founder and Chief Executive Officer, Todd R. Lachman, is critical to our vision, strategic direction, culture, products and growth. We do not maintain key-man insurance for Mr. Lachman or any other member of our senior management team. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition and operating results. The departure of members of our key employees or senior management could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulties identifying, consummating or integrating new acquisitions or realizing the projected benefits of acquisitions.

We expect to pursue new acquisitions over time in the event the pending Merger does not close. However, we may be unable to identify and consummate additional acquisitions, and we may incur significant transaction costs for acquisitions that we do not complete. Brands are often sold through an auction process, and although we may invest significant resources and devote considerable amounts of time to the auction process, we may not be the winning bidder.

In addition, we may not successfully integrate and manage brands that we acquire or achieve anticipated cost savings and targeted synergies from acquisitions in the timeframe we anticipate or at all. Acquisitions involve numerous risks, including difficulties in assimilating and realizing targeted synergies in the sales, distribution, purchasing, manufacturing and warehousing capabilities of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. For example, we did not realize the expected benefits from an acquisition which depended, in part, on our ability to attain the projected growth opportunities and cost synergies as a result of the acquisition. Our projections and assumptions may not be reliable or accurate and may be impacted by uncertainties. Projected growth opportunities could require a greater-than-anticipated amount of trade and promotional spending. There can be no assurance that we will successfully or efficiently integrate any brands that we may acquire in the future, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. Future acquisitions by us could also result in our issuing additional equity securities, which could be dilutive to our then existing stockholders, as well as incurring substantial additional indebtedness, exposure to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Erosion of the reputation of one or more of our brands could have a material adverse effect on our business, financial condition and results of operations.

Maintaining and continually enhancing the value of our brands is critical to the success of our business, and consumer perceptions have a significant impact on the value of our brands. Our reputation could be adversely impacted by any of the following, or by negative publicity (whether or not valid) relating thereto: the failure to maintain high standards for the quality of our products; concerns about food safety, product recalls or other issues, such as product contamination by foreign objects or substances, mislabeling or tampering; the failure to meet ethical, social and environmental expectations or standards for all of our operations, activities, employees or co-packers; the failure to achieve any stated goals with respect to the nutritional or ingredient profile of our products; the loss of third-party certifications for certain of our products as, for example, “Kosher” or “rBST free milk;” our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use and waste management. A failure to comply with laws and regulations, maintain an effective system of internal controls or provide accurate and timely financial information could also hurt our reputation. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, ingredients, or our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers.

In particular, a significant product recall or any assertion that our products, or foreign objects or substances in our products, caused injury, illness or death could result in negative publicity, damage to our reputation with existing and potential customers or our brand image and loss of customer and consumer confidence in the safety and/or quality of our products, ingredients or packaging. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in that category or customers may cancel orders for such products as a result of such events. A major product recall, such as a recall affecting Rao’s sauce products, could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time, and we could suffer losses from a significant adverse product liability judgment. We recently experienced minor voluntary recalls and a product withdrawal affecting Rao’s soup and condiment products as a result of our co-packers’ failure to properly label the affected products.

Further, the widespread use of social and digital media by consumers has increased the speed and extent that information or misinformation and opinions can be shared, and negative posts or comments about us or our brands, employees, co-packers, products or packaging on social or digital media could seriously damage the value of our brands. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. If we fail to adequately respond to any consumer or customer concerns, we could suffer lost sales and damage our brand image or our reputation. Publicity concerning the health implications of food products generally, or changes in public perception of certain ingredients, packaging or food products, could negatively influence consumer perception and acceptance of our products and marketing programs. Damage to our reputation or loss of consumer confidence in the safety or quality our products for any of these or other reasons could result in decreased demand for our products, harm our ability to maintain premium pricing over private label products and have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Future litigation may lead us to incur significant costs or harm our or our brands’ reputations.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, processing, manufacturing, storage, handling or transportation phases of production. Additionally, the sale and marketing of food products involves the risk of alleged or perceived injury to consumers, even with respect to products that are safe or otherwise compliant with applicable regulations, which can be affected by plaintiffs’ attorneys, publication and amplification of consumer advocacy reporting, scientific publications taken out of context, and other publications, among other factors. We have and may become party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to product labeling, product recalls and product liability as well as the marketing of our products, intellectual property, contracts, employment matters, environmental matters or other aspects of our business. For example, we have received demand letters related to product labeling and Proposition 65. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, and such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution that we have against others. Although we maintain insurance, including product liability insurance and product contamination insurance, in amounts we believe to be adequate, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. The outcome of litigation is often difficult to predict, and the outcome of future litigation could have a material adverse effect on our business, financial condition and results of operations.

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international product manufacturing (primarily in Italy) and supply agreements expose us to changes in foreign currency exchange rates. Our major foreign currency exposure involves the market in Western Europe. Fluctuations in foreign currency exchange rates could result in, among other things, our paying higher prices for certain imported products and services, and realizing lower net income, on a U.S. dollar basis, from our international purchases due to the effects of exchange from weakened functional currencies. Any of these risks could adversely affect our results of operations and cash flows. We use derivatives to help manage the currency risk related to certain business transactions. To the extent these transactions are completed, the contracts manage our risk from exchange rate fluctuations because they offset gains and losses on the related derivatives. However, there can be no assurances that we will be able to effectively utilize these contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that counterparties to such contracts will perform their contractual obligations to us in order for us to realize the anticipated benefits of the contracts.

Our business is highly concentrated in the United States, with little global diversification.

Our operations and our customers are mainly in the United States and, therefore, we are particularly susceptible to consumer trends, market fluctuations, including commodity price and interest rate fluctuations, inflation or supply shortages of key raw materials, adverse regulations, the economic climate and other adverse events in the United States. The concentration of our businesses in the United States could present challenges and increases the likelihood that an adverse event in the United States would have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may in the future include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these potential audits and related negotiations with taxing authorities may affect our tax obligations and effective tax rate.

In addition, our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in nondeductible items or by changes to existing accounting rules or regulations. New or revised tax legislation by various taxing jurisdictions could negatively impact our current or future tax structure and effective tax rates.

A change in the assumptions used to value our goodwill or our intangible assets, or the impairment of our goodwill or our intangible assets, could have a material adverse effect on our business, financial condition and results of operations.

Our total assets include substantial goodwill and intangible assets, such as tradenames and trademarks. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when indicators of impairment exist. The goodwill and indefinite-lived intangible impairment test involves a qualitative evaluation and, where deemed necessary, a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry-, company- and brand- specific factors and historical company and brand performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit or indefinite-lived asset is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach to assess goodwill for impairment, we compare the fair value of the reporting unit to the carrying amount, including goodwill. For indefinite-lived intangible assets, impairment is assessed by comparing the fair value of the asset with its carrying value. In addition, we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the estimated fair value of the reporting unit or indefinite-lived asset is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit or indefinite-lived asset is judgmental in nature and involves the use of significant estimates and assumptions. Factors, such as future adverse changes in market conditions or poor operating results of these underlying assets, could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby requiring impairment charges in the future. If operating results for any of our brands, including brands that we may acquire in the future, deteriorate or fail to meet our projections or expectations, we may be required to record non-cash impairment charges to goodwill and intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or intangible assets are impaired, though such determination would result in a non-cash charge to operations, could have a material adverse effect on our business, financial condition and results of operations.

If we do not maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results, which could have a material adverse effect on our business, financial condition and results of operations, and investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Sections 302, 404 and 906 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

If we are unable to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, the NASDAQ listing requirements and the covenants under any debt agreement regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults, cross-defaults and accelerations under any debt agreement to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

A global pandemic or other world health crisis (e.g., the COVID-19 pandemic) and associated responses could have a material adverse effect on our business, including supply and distribution disruptions and increased costs, financial condition and results of operations.

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

We have engaged in related party transactions with our directors or related entities. For example, the Bellvue, Colorado facility where we manufacture all of our noosa spoonable yogurts is owned indirectly by Robert L. Graves, a former member of our Board, and a current equity holder of the Company, and leased pursuant to a facilities lease agreement and a ground lease agreement that each expire on December 31, 2027 and contain options for extension for a total of 15 additional two-year extensions. In addition, the close proximity of our employees to the employees of Mr. Graves’ manufacturing facility and the interrelatedness of our operations with the operations of Mr. Graves’ manufacturing facility could expose us to risks or influence our business decisions. In all related party transactions, there is a risk that a related party’s influence may be such that the transaction terms could be viewed as favorable to that related party, even if we strive to ensure that the terms of the transaction are arm’s-length. The appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

Failure by us, or the third-party partners on which we rely, to maintain good employee relations could have a material adverse effect on our business, financial condition and results of operations.

We have approximately 750 employees. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our employees could harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, we rely on third parties whose employees may be, or may elect to be, represented by labor unions, and such disruptions in their operations could in turn have a material adverse effect on our business, financial condition and results of operations. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates among our employee base or the employee base of the third parties on which we rely, whether caused by a pandemic such as COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our business, financial condition and results of operations. Failure to maintain good relations with our employees, or the failure of third parties on which we rely to maintain good relations with their employees, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Distribution and Manufacturing

A significant portion of our products are sourced from a single manufacturing site, which means disruption in, or capacity constraints affecting, our or our co-packers’ operations for any number of reasons could have a material adverse effect on our business, financial condition and results of operations.

Our products are manufactured at several different manufacturing facilities, including our two manufacturing facilities and manufacturing facilities operated by our co-packers, but in most cases, individual products are produced only at a single location. We produce all noosa spoonable yogurts at our Bellvue, Colorado manufacturing facility and all Rao’s Made for Home and Michael Angelo’s frozen entrées at our Austin, Texas manufacturing facility. We may leverage a co-packer from time to time to supplement our in-house production of select Michael Angelo’s products. The substantial majority of our Rao’s Homemade tomato-based sauce products are produced at a single La Regina facility in Italy and the remainder of our Rao’s tomato-based sauce products are produced at a single La Regina facility in Alma, Georgia, the majority of our Rao’s Made for Home soup products are produced at a single location in Canada, our Rao’s Made for Home frozen pizza products are produced at a single location in Milwaukee, Wisconson, our Rao’s alfredo sauce is produced in a single location in Boardman, Ohio and our noosa gelato is co-packed at a facility in Akron, New York. If any of these manufacturing locations experiences a disruption for any reason, including but not limited to work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, cybersecurity issues, power failure or weather-related condition or natural disaster, including fire, earthquake, extreme temperatures, volcanic eruption or flooding, or issues associated with efforts to increase manufacturing capacity or improve manufacturing efficiency, this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this disruption could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party warehouse and transportation providers in the distribution of our products.

Our success depends, in part, on dependable and cost-effective storage and transportation systems and a strong distribution network. We utilize third-party warehouse and transportation providers for these services, and the costs of these services could increase due to factors outside of our control. For example, during the COVID-19 pandemic, there was increased demand for transportation and increased transportation costs. Further, international shipping to the United States has been disrupted and delayed due to congestion in international ports. Third-party warehouse and transportation providers are also subject to capacity constraints as well as numerous cost pressures, including costs associated with fuel, labor, interest rate fluctuations and inflation, and may seek to increase their prices or otherwise pass these increased costs on to us. Global geopolitical tensions, including relating to Ukraine and the Middle East, have impacted oil prices and consequently our and our third-party providers’ transportation and logistics costs.

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

Our information technology systems are critically important to our business operations. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, manage a variety of business processes and activities (including our manufacturing, financial, logistics, sales, marketing and administrative functions), communicate internally and externally with customers, suppliers, carriers and others and comply with regulatory, legal and tax requirements. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers, and we have become more reliant on mobile devices, remote communication and other technologies. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to factors outside of our control, including failures during the process of upgrading or replacing software, databases or components thereof, maintenance or security issues or errors, issues with migration of applications to the “cloud,” power outages, hardware or software failures, cyberattacks and other cyber incidents, telecommunication failures, denial of service, user errors, natural disasters, terrorist attacks or other catastrophic events.

If we do not obtain and effectively manage the resources and materials necessary to build, sustain and protect appropriate information technology systems, our business or financial results could be adversely impacted. Furthermore, security incidents or breaches of our information technology systems (including the access to or acquisition of customer, consumer, employee or other confidential information), service disruptions or other system failures have from time to time occurred and, in the future, may occur. Certain of these information technology systems contain personal, financial and other information of our customers, employees, co-packers and other suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. The misuse, leakage or falsification of information could result in violations of data privacy laws, which could subject the Company to legal or regulatory action. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our operations may be impacted, and we may suffer other adverse consequences such as reputational damage, litigation, remediation costs, ransomware payments and/or penalties under various data protection laws and regulations. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident.

Cyberattacks and other cyber incidents are occurring more frequently in the United States, constantly evolving in nature, becoming more sophisticated and being made by various groups and individuals with a wide range of expertise and motives. Cyberattacks may increase as a result of geopolitical tensions, such as Russian tensions with the West. The decentralized nature of our operations and our reliance on our information technology systems due to many employees working remotely could increase our vulnerability to cyberattacks and other cyber incidents. We have experienced threats to our data and systems and although we have not experienced a material incident to date, there can be no assurance that existing measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

In addition, if our customers or any third parties in our supply chain, including co-packers, suppliers or others, experience a breach or system failure, their businesses could be disrupted or otherwise negatively affected, which could in turn result in reduced customer orders or a disruption in our supply chain. If our information technology networks and systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans, or those of our third-party providers, suppliers or customers, do not effectively respond to or resolve the issues in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations. Cyberattacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business and meet our obligations as a public company. Such attacks could materially adversely affect our reputation, relationships with customers, and operations and could require us to expend significant resources to resolve such issues.

Further, if we are unable to prevent physical and electronic break-ins, cyberattacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties as a result of unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, employees or consumers. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations, damage to our reputation and credibility, loss of opportunities to acquire or divest of businesses or brands, and loss of our ability to commercialize products developed through research and development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights are valuable. Failure to protect, or litigation involving, our tradenames or trademarks and other rights could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property rights, including our trademarks, are a significant and valuable asset of our business. We attempt to protect our intellectual property rights by pursuing remedies available to us under intellectual property laws, entering into third-party nondisclosure and assignment agreements and policing third-party misuses of our intellectual property. If we fail to adequately protect the intellectual property rights that we have now or may acquire in the future, or if there is any change in law or otherwise that serves to reduce or remove the current legal protections of our intellectual property rights, it could have a material adverse effect on our business, financial condition and results of operations. Further, although we own rights to “Rao’s” trademarks for our packaged food products, a third party owns rights to “Rao’s” trademarks for restaurant services and bar services. We have a co-existence agreement with this third party.

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

In June 2021, Sovos Brands Intermediate Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a first lien credit agreement (the “First Lien Credit Agreement”) among the Borrower, Sovos Brands Holdings, Inc., a wholly-owned subsidiary of the Company, Credit Suisse, as administrative agent and collateral agent (the “Administrative Agent”), and the lenders and issuing banks from time to time party thereto (the “First Lien Lenders”). In June 2023, the First Lien Credit Agreement was amended (“Amended First Lien Credit Agreement”) and replaced the London Inter-Bank Offered Rate (“LIBO Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”). The Amended First Lien Credit Agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our Amended First Lien Credit Agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to incur debt and liens; make certain investments, acquisitions and loans; pay dividends or make other distributions; make payments on subordinated debt; enter into burdensome agreements or affiliate transactions; consolidate, merge or dissolve; acquire or dispose of assets not in the ordinary course; materially alter our business; and modify our fiscal year-end. The Amended First Lien Credit Agreement also contains a springing financial covenant that, if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments, requires us to maintain, on a consolidated basis, a maximum ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) of 6.95:1.00, tested as of the last day of any fiscal quarter on which such 35% threshold is exceeded. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

Our ability to comply with these covenants under the Amended First Lien Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in an event of default, which would permit the administrative agent or the specified threshold of lenders under the facility to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Further, the Amended First Lien Credit Agreement contains cross-default provisions with respect to indebtedness in excess of a specified threshold amount, which may result in an event of default or acceleration of borrowings under the Amended First Lien Credit Agreement if such provisions are triggered. Our obligations under the Amended First Lien Credit Agreement are secured by a first priority lien on substantially all of our assets, subject to agreed upon exceptions. Any default by us under the Amended First Lien Credit Agreement could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The total principal amount of debt outstanding under our Amended First Lien Credit Agreement, excluding unamortized debt issuance costs, as of December 30, 2023 was $480.8 million. Our indebtedness could have significant effects on our business, such as:

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

The failure to comply with the covenants under our Amended First Lien Credit Agreement or volatility in the credit and capital markets could have a material adverse effect on our business, financial condition and results of operation.

Our ability to manage our debt is dependent on our level of positive cash flow from the sale of our products. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Future volatility or disruption in the credit and capital markets could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our failure to comply with the covenants under our Amended First Lien Credit Agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, if the pending Merger does not close, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock.

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

As of December 30, 2023, Advent indirectly beneficially owned approximately 42% of our outstanding common stock. As a result, Advent may have significant influence on all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution. Depending upon the number of our outstanding shares of capital stock actually voted on a particular matter, Advent may indirectly beneficially own shares sufficient to secure a majority vote on such matter.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Advent may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control, particularly in light of the Voting Agreement executed by Advent in connection with the pending Merger. Also, Advent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We currently do not intend to pay any dividends on our common stock, and our Amended First Lien Credit Agreement and the Merger Agreement limit our ability to pay dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

●	termination of the Agreement and Plan of Merger:
●	variations in our quarterly or annual results of operations;
●	changes in our earnings estimates (if provided) or differences between our actual results of operations and those expected by investors and analysts;
●	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;
●	additions or departures of key management personnel;
●	any increased indebtedness we may incur in the future;
●	announcements by us or others and developments affecting us;
●	actions by institutional stockholders;
●	litigation, governmental investigations and product recalls;
●	legislative or regulatory changes;
●	judicial pronouncements interpreting laws and regulations;
●	changes in government programs;
●	changes in market valuations of similar companies;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
●	general market, political and economic conditions, including local conditions in the markets in which we operate, as well as global geopolitical tensions.

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

As of December 30, 2023, we have 101,455,355 shares of common stock outstanding. Of our issued and outstanding shares, all 48,109,100 shares of common stock sold in our initial public offering and secondary offerings are freely transferable, except for any shares purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and any shares purchased by our directors, officers or vice presidents in our reserved share program in connection with our IPO. As of December 30, 2023, approximately 42% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of the Securities Act.

Sales of substantial amounts of our common stock in the public markets, or the possibility that such sales may occur, may cause the market price of our common stock to decrease. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with any equity plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 30, 2023, we have an aggregate of 388,797,068 shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plan. We may issue all these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any common stock in connection with any equity incentive plan or otherwise would dilute the percentage ownership held by current investors.

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

Our amended and restated certificate of incorporation provides that Advent and its affiliates, including certain of our directors who are affiliated with Advent, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors, Advent and its affiliates, will not be liable to us or other stockholders for breach of any duty by reason of any such activities.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends, if any, on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends, including by the restrictions contained in our Amended First Lien Credit Agreement, or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to pay dividends.

As a public company, we have incurred and will continue to incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of NASDAQ, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, including in connection with the increased requirements applicable to us as a large accelerated filer. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our board committees or as executive officers. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations.

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

In addition, our Amended First Lien Credit Agreement imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. The occurrence of a change of control transaction could constitute an event of default thereunder permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant common stock ownership by Advent, could impede a merger, takeover or other business combination (excluding the pending Merger), or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Sovos Brands maintains a risk-based information security program designed to identify, assess, manage and mitigate material risks from current and future cybersecurity threats. We have structured our program to align with the Center for Internet Security (CIS) Critical Security Controls (an industry recognized framework), informed by our risk assessment processes, which is intended to allow the program to evolve in response to the changing threat environment and as we continue to mature as a company. Our program includes implementing and maintaining information technology systems that monitor and track threats and vulnerabilities, maintaining written policies and procedures, carrying cybersecurity insurance, identifying risks arising from key third-party providers that host our material data, and delivering employee training and awareness regarding their responsibilities in securing our data and systems.

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity service providers and consultants, to augment and support our employees with defined information security responsibilities. Cybersecurity event and threat information is collected and monitored by third-party service providers and reviewed regularly by IT personnel and management. When an event is deemed a security incident, information technology and business management are informed in accordance with our Incident Response Plan (“IRP”). Our information security program and our IRP are managed by our Senior Vice President, Information Technology, who has over 15 years of experience and has held senior leadership roles at a Fortune 250 organization.  Depending upon the nature and scope of an incident, our IRP contemplates engaging with other members of management and, potentially third-party experts, in a collaborative and cross- functional approach to enable timely assessment and escalation of incidents.

Our Board has responsibility for the oversight of risk management and, throughout the year, discusses and receives reports on our strategic plan and the risks faced by the Company. The Board has delegated to the Nominating and Corporate Governance Committee of our Board responsibility for reviewing that Board oversight of key risks is appropriately handled by the full Board or delegated to a committee.  The Audit Committee of the Board has the responsibility to provide oversight relating to the information security program and cybersecurity risks.   Our Senior Vice President, Information Technology, provides briefings to the Audit Committee regularly, typically quarterly, on our information security program's performance and the changing risk environment, including detection, mitigation, and response to cybersecurity incidents. The Audit Committee regularly provides updates to the Board on its activities, including its review of cybersecurity matters. Additionally, our IRP contemplates that the Audit Committee, and, if appropriate, the full Board would receive prompt and timely information about cybersecurity incidents that meet established thresholds under our IRP.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. The Company may not be able to fully, continuously, and effectively implement information security controls as intended. In addition, information security controls are subject to human error and, no matter how well designed or implemented, only mitigate and do not fully eliminate risks Furthermore, events, when detected by security tools or third parties, may not always be immediately understood or acted upon. For additional information regarding risks to the Company from cybersecurity threats, please see Part I, Item 1A – Risk Factors “We may be adversely impacted by a disruption, failure or security breach of our information technology infrastructure or failure to comply with privacy laws.”.

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

There were approximately 30 stockholders of record of our common stock as of February 23, 2024.

Dividends

We currently do not intend to pay dividends on our common stock in the foreseeable future. Additionally, we are prohibited from paying dividends under the operating covenants in the Merger Agreement.  However, in the future, in the event the pending Merger does not close, subject to the factors described below and our future liquidity and capitalization, we may choose to pay dividends. In June 2021, we used the proceeds of the Initial First Lien Term Loans and the Initial Second Lien Loans to repay the full amounts outstanding under our Credit Facilities (as defined herein) and finance a dividend of $400.0 million to the sole stockholder of Sovos Brands Intermediate, Inc. (“Sovos Intermediate”), which was ultimately distributed to the limited partners of Sovos Brands Limited Partnership (the “Limited Partnership”).

Our ability to pay dividends is currently restricted by the terms of our Amended First Lien Credit Agreement (as defined herein) and may be further restricted by any future indebtedness we incur.

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

In the event the pending Merger does not close, any future determination to pay dividends will be at the discretion of our Board and will take into account: (1) restrictions in our debt instruments, including our Amended First Lien Credit

Agreement; (2) general economic business conditions; (3) our earnings, financial condition, and results of operations; (4) our capital requirements; (5) our prospects;(6) legal restrictions; and (7) such other factors as our Board may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following stock performance graph compares the outstanding stock from issuance of SOVO, September 22, 2021, through December 30, 2023 (the last day of our fiscal year), in the cumulative total value of $100 hypothetically invested in each of (i) Sovos Brands, Inc. common stock; (ii) the Russell 2000 Index; and (iii) the S&P Composite 1500 Packaged Foods & Meats Index.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

Among Sovos Brands, Inc., the Russell 2000 Index
and the S&P 500 Packaged Foods & Meats Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/22/21
12/25/21
12/31/22
12/30/23
Sovos Brands, Inc.
Russell 2000
S&P Composite 1500 Packaged Foods & Meats

*$100 invested on 9/22/21 in stock or 8/31/21 in index, including reinvestment of dividends.

Performance Graph Data

	September 22, 2021	December 25, 2021	December 31, 2022	December 30, 2023

Sovos Brands, Inc.	$100.00	$115.92	$119.75	$183.58
Russell 2000	100.00	99.13	78.87	92.22
S&P Composite 1500 Packaged Foods & Meats	100.00	108.08	116.91	108.87

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements we make regarding the pending Merger and the outlook for our future business and financial performance.

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

Overview

We are one of the fastest growing food companies of scale in the United States over the past three years, focused on disruptive growth brands that bring today’s consumers great tasting food that fits the way they live. Our current brands, Rao’s, Michael Angelo’s and noosa are built with authenticity at their core, providing consumers food experiences that are genuine, delicious and unforgettable. Our premium products are made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire, integrate, and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands and products that people love and our passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

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

On December 30, 2022, we divested Birch Benders which included the sale of the brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P.

On May 15, 2023, we completed a secondary offering, in which the Selling Stockholders sold 10,000,000 shares of common stock in an underwritten public offering at an offering price of $17.50 per share, with all proceeds going to the Selling Stockholders. Subsequent to the secondary offering, the underwriters exercised their option to purchase an additional 1,500,000 shares of common stock, and the sale of such additional shares closed on May 17, 2023, with all proceeds going to the Selling Stockholders.

As of December 30, 2023, we lost our Emerging Growth Company status and became a Large Accelerated filer, based on our public float as of the last day of our second quarter of fiscal 2023.

Pending Merger with Campbell’s

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell Soup company (“Campbell’s”) and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. The Company’s board of directors (the “Board”) and the board of directors of Campbell’s approved the Merger Agreement and the transactions contemplated therein.

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of the Company Stock, except for certain shares of Company Stock specified in the Merger Agreement, will be canceled and automatically converted into the right to receive (i) $23.00 per share, and (ii) if the Merger is not effective by May 7, 2024, an additional $0.00182 per day beginning May 8, 2024, up to but excluding the date the Merger becomes effective. Upon consummation of the Merger, Sovos Brands, Inc. will cease to be a publicly traded company and its common stock will be delisted from Nasdaq.

On October 23, 2023, the Company and Campbell’s each received a request for additional information (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after both the Company and Campbell substantially comply with the Second Request.

On February 13, 2024, the Company and Campbell’s issued a joint press release announcing that both companies had certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period under the HSR Act, which is expected to expire on March 11, 2024, after which the Merger can be closed. Subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, the Company expects to complete the Merger within days of the March 11, 2024 expiration date.

During the fiscal year ended December 30, 2023, the Company incurred expenses of approximately $13.7 million in connection with the pending Merger, including $8.7 million for legal and other third-party advisors, $3.8 million for retention awards and $1.2 million for certain other Merger-related costs.

Market Trends

We continue to actively monitor the macroeconomic inflationary environment and the ongoing impacts to the global economy, including market disruptions, supply chain challenges, elevated costs and consumer price sensitivity resulting from constrained purchasing power, as well as the level of consumer mobility, including the rate at which consumers return to working outside the home. Consistent with the consumer-packaged food industry, during fiscal 2023 we experienced a mix of cost increases, primarily across agricultural ingredients and labor, while also experiencing year over year favorability in specific ingredients, such as dairy and protein, as well as certain packaging materials including resin costs. Specific cost increases for the fiscal year ended December 30, 2023 included, but were not limited to, tomatoes, olive oil, fruit and cartons while other costs such as milk, protein and resin decreased from the comparable period in fiscal 2022. In addition, the year over year cost of distribution for the fiscal year ended December 30, 2023 continued to moderate, particularly as compared to the first half of fiscal 2022 when ongoing logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs. In fiscal 2023, labor-related disruptions, including labor shortages and absenteeism, have been less challenging within our operations and among our third-party logistics and other business partners, compared to the prior year where we experienced elevated downtime in our plants, but remain challenging when compared to pre-pandemic levels.

During the fiscal year ended December 30, 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by price increases in recent quarters across all products, changes in product mix, and productivity savings, all of which were partially offset by modest inflation as described above. Specifically, we benefited from inflation-justified pricing actions announced during the second half of 2022, specifically in the sauce, soup and pasta categories, as well as those taken during the first half of 2023 for yogurt and frozen entrées.We also continued to execute various productivity and cost savings initiatives within our manufacturing and logistics network, including further automation of our production facilities, optimization of our co-manufacturing network, product and packaging value engineering, competitive procurement actions, and optimization of our logistics network.  We continued to proactively manage cost inflation risk through select forward purchase agreements, as well as through leveraging our scale and enhancing our relationships with our third-party manufacturing partners to lower the all-in costs to manufacture our products. Collectively, we expect the pricing actions, productivity initiatives and value engineering that we have implemented to date to mitigate the ongoing increases in costs.

While we generally expect supply constraints and inflation to ease further in 2024, we also continue to experience volatility in some important areas such as olive oil supply due to low crop yields in Europe and ocean freight due to recent disruptions in the Red Sea. Although we expect to partially mitigate the impact of these inflationary increases through productivity and other initiatives, the inflationary increases could have an adverse effect on our gross margin. We will also continue to closely monitor our need to take additional pricing actions.

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

Key Performance Indicators

We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, organic net sales, organic net sales growth, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income (the “non-GAAP financial measures”), which are non-GAAP financial measures, are currently utilized by management and may be used by our competitors to assess performance. We believe these measures assist our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of these measures may not be comparable to other similarly titled measures of other companies.

See “—Non-GAAP Financial Measures” for definitions and a reconciliation of:

●	net income (loss) to EBITDA and Adjusted EBITDA;
●	net sales to organic net sales;
●	gross profit to adjusted gross profit;
●	total operating expenses to adjusted operating expenses;
●	operating income (loss) to adjusted operating income;
●	reported income tax (expense) benefit to adjusted income tax (expense);
●	reported effective tax rate to adjusted effective tax rate;
●	net income (loss) to adjusted net income; and
●	diluted earnings per share to diluted earnings per share from adjusted net income.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2023 and 2022. For a comparison of our results of operations and financial condition for fiscal years 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K filed with the SEC on March 8, 2023.

Comparison of Results for the Fiscal Years Ended December 30, 2023 and December 31, 2022

The following table presents, for the periods indicated, selected information from our Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Fiscal Year Ended		Fiscal Year Ended		Increase / (Decrease)
(In thousands, except share and per share data)	December 30, 2023	% of Net sales	December 31, 2022	% of Net sales	$ Change	% Change

Net sales	$1,020,421	100.0%	$878,371	100.0%	$142,050	16.2%
Cost of sales	714,935	70.1%	631,706	71.9%	83,229	13.2%
Gross profit	305,486	29.9%	246,665	28.1%	58,821	23.8%
Operating expenses:
Selling, general and administrative	200,847	19.7%	163,025	18.6%	37,822	23.2%
Depreciation and amortization	24,077	2.4%	28,785	3.3%	(4,708)	(16.4)%
Loss on asset sale	—	—%	51,291	5.8%	(51,291)	(100.0)%
Impairment of goodwill	—	—%	42,052	4.8%	(42,052)	(100.0)%
Total operating expenses	224,924	22.1%	285,153	32.5%	(60,229)	(21.1)%
Operating income (loss)	80,562	7.8%	(38,488)	(4.4)%	119,050	309.3%
Interest (income)	(8,503)	(0.8)%	(1,050)	(0.1)%	7,453	709.8%
Interest expense	42,580	4.2%	28,901	3.3%	13,679	47.3%
Interest expense, net	34,077	3.4%	27,851	3.2%	6,226	22.4%
Income (loss) before income taxes	46,485	4.4%	(66,339)	(7.6)%	112,824	170.1%
Income tax (expense) benefit	(16,311)	(1.6)%	12,888	1.5%	29,199	226.6%
Net income (loss)	$30,174	2.8%	$(53,451)	(6.1)%	$83,625	156.5%

Diluted earnings (loss) per share	$0.29		$(0.53)		$0.82	154.7%
Diluted weighted average shares outstanding	103,143,363		100,917,978		2,225,385	2.2%

Other financial data: (1)
EBITDA	$114,513	11.2%	$380	0.0%	$114,133	30,035.0%
Adjusted EBITDA	$156,127	15.3%	$119,827	13.6%	$36,300	30.3%
Adjusted gross profit	$305,764	30.0%	$248,569	28.3%	$57,195	23.0%
Adjusted operating expenses	$161,163	15.8%	$140,370	16.0%	$20,793	14.8%
Adjusted operating income	$144,601	14.2%	$108,199	12.3%	$36,402	33.6%
Adjusted income tax (expense)	$(27,666)	(2.7)%	$(19,921)	(2.3)%	$7,745	38.9%
Adjusted net income	$82,858	8.1%	$60,427	6.9%	$22,431	37.1%
Diluted earnings per share from adjusted net income	$0.80		$0.60		$0.20	33.3%

(1)	Other financial data includes non-GAAP financial metrics. See “Non-GAAP Financial Measures” for definitions and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA, net income (loss) to adjusted net income, total operating expenses to adjusted operating expenses, reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Net Sales

Net sales consist primarily of product sales to our customers less cost of trade promotions such as consumer incentives, coupon redemptions, other marketing activities and allowances for unsalable product.

Net sales of $1.0 billion represented an increase of $142.1 million, or 16.2%, for fiscal 2023 compared to fiscal 2022. The increase was primarily due to comparable 52-week volume growth of 18.1% and price/mix of 6.5%, partially offset by a 6.3% impact from the divestiture of the Birch Benders brand in the prior year and a 2.1% impact from the absence of the 53rd week in the prior year. Net sales growth from a brand perspective in fiscal 2023 was led by Rao’s which grew 33.5%, primarily as a result of higher sauce sales in addition to growth across the frozen, soup and pasta categories, partially offset by a 3.3% impact from the absence of a 53rd week. Noosa grew 0.1% due to an increase in sales of spoonable yogurt, partially offset by a 1.8% impact from the absence of a 53rd week. Michael Angelo’s declined 12.7% primarily due to the year-over-year impact of the late fiscal 2022 decision to eliminate certain channel specific, lower margin frozen entrée products and a 1.5% impact from the absence of a 53rd week.

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

Cost of sales of $714.9 million represented an increase of $83.2 million, or 13.2%, for fiscal 2023 compared to fiscal 2022. The increase was primarily attributable to volume growth, which was partially offset by productivity savings, mostly within our manufacturing network, as well as the inclusion of cost of sales in the prior year period from the Birch Benders brand which, along with certain related assets, was divested on December 30, 2022. We also realized modest inflation across our raw materials, primarily associated with agricultural ingredients, predominantly related to tomatoes and fruit, as well as labor.

Cost of sales as a percentage of net sales decreased to 70.1% for fiscal 2023 from 71.9% for fiscal 2022. The decrease in cost of sales as a percentage of net sales was driven by the contribution to net sales from higher pricing and mix, as well as productivity savings, all of which were partially offset by higher inflationary costs as described above.

Gross Profit

Gross profit of $305.5 million represented an increase of $58.8 million, or 23.8%, for fiscal 2023, compared to fiscal 2022. Gross profit as a percentage of net sales, or gross margin, increased from 28.1% for fiscal 2022 to 29.9% for fiscal 2023, and was a result of the items discussed above.

Operating Expenses

Operating expenses of $224.9 million represented a decrease of $60.2 million, or 21.1%, for fiscal 2023 compared to fiscal 2022 due to the following:

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

Selling, general and administrative expenses of $200.8 million represented an increase of $37.8 million, or 23.2%, for fiscal 2023 compared to fiscal 2022. The increase was primarily driven by: (a) increased transaction and integration costs of $13.0 million primarily related to the pending Merger; (b) increase of $13.0 million to support marketing, research and development and selling; (c) increased employee-related expenses of $11.9 million; and (d) higher equity-based compensation expense of $6.0 million. These increases were offset by a decrease of $4.9 million due to the Birch Benders divestiture at the end of fiscal 2022.

The increase in costs associated with the pending Merger include fees for legal and other third-party advisors, retention awards and certain other Merger-related costs. The increase in our marketing expenses include media, shopper and other awareness-driving activities to support both existing products and recently launched innovations to our current portfolio, including Rao’s frozen pizza and Michael Angelo’s sauce. The increase in our research and development and selling expense is primarily related to product development activities to support product line extensions and new products, as well as increased selling costs driven by the increase in sales volumes during the year ended December 30, 2023. The increase in employee-related expenses is primarily due to higher incentive compensation accruals as a result of full year performance, increased headcount and increased meeting and travel-related expenses. The increase in equity-based compensation expense is due to recognizing expense for new equity awards made during the year ended December 30, 2023 and the equity modifications made since December 31, 2022. The decrease in Birch Benders expenses is primarily related to marketing expenses for media, selling expenses for broker costs and product development costs.

●	Depreciation and Amortization expenses: Depreciation and amortization expense consists of the depreciation of non-production property and equipment, including leasehold improvements, equipment, capitalized leases and the amortization of customer relationships and finite-lived trademarks.

Depreciation and amortization expenses of $24.1 million represented a decrease of $4.7 million, or 16.4%, for fiscal 2023, compared to fiscal 2022. The decrease is primarily related to a reduction in amortization expense for the fiscal year ended December 30, 2023 due to the divestiture of Birch Benders in December 2022.

●	Loss on Asset Sale: There was no loss on asset sale in fiscal 2023. The loss on asset sale of $51.3 million for fiscal 2022 was due to the divestiture of the Birch Benders brand and certain related assets.

●	Impairment of Goodwill: We test our goodwill for impairment at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable and record any related impairment loss as an expense. There were no impairment charges recorded in fiscal 2023. For fiscal 2022, we recognized an impairment charge of $42.1 million in connection with the impairment of Birch Benders goodwill in June 2022 due to the underperformance of the brand.

Interest Income

Interest income primarily consists of interest earned on our investments in money market funds and liquid insured deposits.

Interest income of $8.5 million represented an increase of $7.5 million, or 709.8% for fiscal 2023, compared to fiscal 2022. The increase is due to a higher cash balance available to invest along with higher interest rates on investments. The weighted average rate for the fiscal year ended December 30, 2023 was 5.17% compared to a weighted average rate of 1.75% for the fiscal year ended December 31, 2022.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities (as defined herein), and amortization of deferred financing costs. We have incurred, and may incur additional, indebtedness to fund acquisitions, and we may choose to prepay on our Amended First Lien Credit Agreement to reduce indebtedness.

Interest expense of $42.6 million represented an increase of $13.7 million, or 47.3%, for fiscal 2023, compared to fiscal 2022. The increase is primarily due to an increase in variable interest rates on our Credit Facilities. The weighted average rate for the fiscal year ended December 30, 2023 was 8.87% compared to a weighted average rate of 5.49% for the fiscal year ended December 31, 2022. The impact of $15.6 million due to the rate increase was partially offset by $1.9 million from our interest rate hedge. Refer to Note 14. Hedging and Derivative Financial Instruments to the consolidated financial statements in this Form 10-K for further discussion on our cash flow hedge of interest rate risk.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and various state taxes. Income tax (expense) of $16.3 million for fiscal 2023 represented an increase of $29.2 million compared to the income tax benefit of $12.9 million for fiscal 2022. The increase in our income tax (expense) for fiscal 2023 is primarily due to changes in net income (loss) before taxes due to the loss on asset sale from the divestiture of the Birch Benders brand and certain related assets and the impairment of Birch Benders goodwill in fiscal 2022 and a permanent item relating to the limitation on the deduction of executive compensation for public companies. These components resulted in an increase to income tax (expense) for fiscal 2023 compared to fiscal 2022.

Net Income (Loss)

Net income for fiscal 2023 was $30.2 million compared to net loss of $53.5 million for fiscal 2022. The increase in net income was attributable to the items described above.

Other Financial Data

See “—Non-GAAP Financial Measures” for discussions of:

●	EBITDA and Adjusted EBITDA and a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA;
●	organic net sales and reconciliation of our net sales to organic net sales;
●	adjusted gross profit and a reconciliation of our gross profit to adjusted gross profit;
●	adjusted operating expenses and a reconciliation of our total operating expenses to adjusted operating expenses;
●	adjusted operating income and a reconciliation of our total operating income (loss) to adjusted operating income;
●	adjusted income tax (expense) and a reconciliation of our reported income tax (expense) benefit to adjusted income tax (expense);
●	adjusted effective tax rate and a reconciliation of reported effective tax rates to adjusted effective tax rate;
●	adjusted net income and a reconciliation of our net income (loss) to adjusted net income and;
●	diluted earnings per share from adjusted net income and a reconciliation of our net income (loss) and the associated diluted loss per share to adjusted net income and the associated diluted earnings per share.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, organic net sales, organic net sales growth, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income, and diluted earnings per share from adjusted net income, non-GAAP financial measures, in this report. We define EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs and IPO readiness costs. EBITDA margin is determined by calculating the percentage EBITDA is of net sales. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of net sales. We define organic net sales as reported net sales excluding, when they occur, the impact of a 53rd week of shipments, acquisitions and divestitures. Organic net sales growth is determined by calculating the percentage of increase or decrease in organic net sales compared to the prior year period. Adjusted gross margin is determined by calculating adjusted gross profit as a percentage of net sales. Adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted income tax (expense) and adjusted effective tax rate, and adjusted net income consists of gross profit, total operating expenses, operating income (loss), reported income tax (expense) benefit, reported effective tax rate, and net income (loss) before non-cash equity-based compensation costs, non-recurring costs, gain (loss) on foreign currency contracts, supply chain optimization costs, impairment of goodwill, transaction and integration costs, IPO readiness costs, acquisition amortization and tax-related adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. Diluted earnings per share from adjusted net income is determined by dividing adjusted net income by the weighted average diluted shares outstanding. Non-GAAP financial measures are included in this report because they are key metrics used by management to assess our operating performance. Management believes that non-GAAP financial measures are helpful in highlighting performance trends because non-GAAP financial measures eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by these items. By providing these non-GAAP financial measures, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, organic net sales, organic net sales growth, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income are not defined under GAAP. Our use of the terms EBITDA, Adjusted EBITDA, EBITDA margin, Adjusted EBITDA margin, organic net sales, organic net sales growth, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. Our presentation of non-GAAP financial measures is intended to provide supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Non-GAAP financial measures should not be considered as alternatives to operating income (loss), net income (loss), earnings (loss) per share, net sales or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity.

Non-GAAP financial measures have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
●	Adjusted operating income, adjusted income tax (expense), adjusted effective tax rate and adjusted net income do not reflect any charges for acquisition amortization;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
●	EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin do not reflect our income tax (expense) benefit or the cash requirements to pay our income taxes;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of non-cash equity-based compensation upon our results of operations;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not include certain expenses that are non-recurring, infrequent and unusual in nature, costs related to loss on extinguishment of debt, professional fees related to organizational optimization, costs for capital markets-related activities and enterprise resource planning (“ERP”) conversion costs related to integrating acquisitions;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of unrealized gain (loss) on foreign currency contracts;

●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of supply chain initiatives associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of impairments of goodwill;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect the impact of transaction and integration costs associated with acquisitions and divestitures and costs associated with potential or uncompleted transactions, including the pending Merger;
●	Adjusted EBITDA, Adjusted EBITDA margin, adjusted operating expenses, adjusted operating income, adjusted income tax (expense), adjusted effective tax rate, adjusted net income and diluted earnings per share from adjusted net income do not reflect costs associated with public company readiness and other professional fees associated with building the organizational infrastructure to support a public company environment; and
●	Organic net sales and organic net sales growth do not reflect the impact of a 53rd week of shipments, or acquisitions and divestitures, when they occur.

In the future we may incur expenses similar to those eliminated in this presentation of non-GAAP financial measures.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, their most directly comparable GAAP measure, for each of the periods presented:

	Fiscal Year Ended
(In thousands)	December 30, 2023	% of Net sales	December 31, 2022	% of Net sales
Net income (loss)(1)	$30,174	2.8%	$(53,451)	(6.1)%
Interest (income)	(8,503)	(0.8)	(1,050)	(0.1)
Interest expense	42,580	4.2	28,901	3.3
Income tax (expense) benefit	(16,311)	(1.6)	12,888	1.5
Depreciation and amortization	33,951	3.4	38,868	4.4
EBITDA(1)	114,513	11.2	380	—
Non-cash equity-based compensation(2)	24,459	2.4	18,438	2.1
Non-recurring costs(3)	2,660	0.3	4,050	0.5
(Gain) loss on foreign currency contracts(4)	(68)	—	33	—
Supply chain optimization(5)	128	—	1,904	0.2
Impairment of goodwill(6)	—	—	42,052	4.8
Transaction and integration costs(7)	14,435	1.4	52,586	6.0
Initial public offering readiness(8)	—	—	384	—
Adjusted EBITDA(1)	$156,127	15.3%	$119,827	13.6%
(1)	Net income (loss) as a percentage of net sales is also referred to as net income (loss) margin. EBITDA and Adjusted EBITDA as a percentage of net sales are also referred to as EBITDA margin and Adjusted EBITDA margin.
(2)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(3)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(4)	Consists of unrealized (gain) loss on foreign currency contracts.

(5)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(6)	Consists of expense from impairment of goodwill.
(7)	Consists of costs associated with the pending Merger, the divestiture of the Birch Benders brand and certain related assets and other potential transactions.
(8)	Consists of costs associated with building the organizational infrastructure to support a public company environment.

The following table provides a reconciliation of organic net sales to net sales, its most directly comparable GAAP measure, for each of the periods presented:

	Fiscal Year Ended December 30, 2023
		Divestiture	53rd week	Organic
(In thousands)	Net sales	contribution	contribution	net sales
Rao’s	$774,706	$—	$—	$774,706
Noosa	176,258	—	—	176,258
Michael Angelo’s	70,639	—	—	70,639
Birch Benders	(1,182)	—	—	(1,182)
Total net sales	$1,020,421	$—	$—	$1,020,421

	Fiscal Year Ended December 31, 2022
		Divestiture	53rd week	Organic
	Net sales	contribution(1)	contribution(2)	net sales
Rao’s	$580,088	$—	$13,743	$566,345
Noosa	176,166	—	3,206	172,960
Michael Angelo’s	80,925	—	1,343	79,582
Birch Benders	41,192	41,192	—	—
Total net sales	$878,371	$41,192	$18,292	$818,887

	Fiscal Year Ended December 25, 2021
		Divestiture	53rd week	Organic
	Net sales	contribution(1)	contribution	net sales
Rao’s	$419,966	$—	$—	$419,966
Noosa	163,476	—	—	163,476
Michael Angelo’s	79,414	—	—	79,414
Birch Benders	56,330	56,330	—	—
Total net sales	$719,186	$56,330	$—	$662,856

Fiscal 2023 compared to fiscal 2022 growth:
Organic net sales growth ($)				$201,534
Organic net sales growth (%)				24.6%

Fiscal 2022 compared to fiscal 2021 growth:
Organic net sales growth ($)				$156,031
Organic net sales growth (%)				23.5%
(1)	Reflects net sales for the Birch Benders brand generated in the 53 weeks ended December 31, 2022 (inclusive of the $0.8 million generated by the Birch Benders brand in the 53rd week) and the 52 weeks ended December 25, 2021.
(2)	Reflects net sales generated in the 53rd week by Rao’s, Michael Angelo’s and noosa brands.

The following table provides a reconciliation of adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

	Fiscal Year Ended
(In thousands, except share and per share data)	December 30, 2023
	Gross profit		Operating expenses	Operating income	Interest (income)	Interest expense	Income tax (expense)	Net income
As reported (GAAP)	$305,486		$224,924	$80,562	$(8,503)	$42,580	$(16,311)	$30,174
Adjustments:
Non-cash equity-based compensation(1)	—		(24,459)	24,459	—	—	—	24,459
Non-recurring costs(2)	—		(2,660)	2,660	—	—	—	2,660
Gain on foreign currency contracts(3)	—		68	(68)	—	—	—	(68)
Supply chain optimization(4)	128		—	128	—	—	—	128
Transaction and integration costs(6)	150		(14,285)	14,435	—	—	—	14,435
Acquisition amortization(8)	—		(22,425)	22,425	—	—	—	22,425
Tax effect of adjustments(9)	—		—	—	—	—	(9,493)	(9,493)
One-time tax (expense) items(10)	—		—	—	—	—	(1,862)	(1,862)
As adjusted	$305,764		$161,163	$144,601	$(8,503)	$42,580	$(27,666)	$82,858

As adjusted (% of net sales)	30.0	%(11)	15.8%	14.2%	(0.8)%	4.2%	(2.7)%	8.1%

Earnings per share:
Diluted								0.29
Adjusted diluted								0.80
Weighted average shares outstanding:
Diluted for net income								103,143,363
Diluted for adjusted net income								103,143,363

	Fiscal Year Ended
(In thousands, except share and per share data)	December 31, 2022
	Gross profit		Operating expenses	Operating income (loss)	Interest (income)	Interest expense	Income tax (expense) benefit	Net income (loss)
As reported (GAAP)	$246,665		$285,153	$(38,488)	$(1,050)	$28,901	$12,888	$(53,451)
Adjustments:
Non-cash equity-based compensation(1)	—		(18,438)	18,438	—	—	—	18,438
Non-recurring costs(2)	—		(4,050)	4,050	—	—	—	4,050
Loss on foreign currency contracts(3)	—		(33)	33	—	—	—	33
Supply chain optimization(4)	1,904		—	1,904	—	—	—	1,904
Impairment of goodwill(5)	—		(42,052)	42,052	—	—	—	42,052
Transaction and integration costs(6)	—		(52,586)	52,586	—	—	—	52,586
Initial public offering readiness(7)	—		(384)	384	—	—	—	384
Acquisition amortization(8)	—		(27,240)	27,240	—	—	—	27,240
Tax effect of adjustments(9)	—		—	—	—	—	(31,730)	(31,730)
One-time tax (expense) items(10)	—		—	—	—	—	(1,079)	(1,079)
As adjusted	$248,569		$140,370	$108,199	$(1,050)	$28,901	$(19,921)	$60,427

As adjusted (% of net sales)	28.3	%(11)	16.0%	12.3%	(0.1)%	3.3%	(2.3)%	6.9%

Earnings (loss) per share:
Diluted								(0.53)
Adjusted diluted								0.60
Weighted average shares outstanding:
Diluted for net income								100,917,978
Diluted for adjusted net income								100,967,287
(1)	Consists of non-cash equity-based compensation expense associated with the grant of equity-based compensation provided to officers, non-employee directors and employees.
(2)	Consists of costs for professional fees related to organizational optimization and capital markets activities.
(3)	Consists of unrealized gain (loss) on foreign currency contracts.
(4)	Consists of write-downs associated with packaging optimization and a strategic initiative to move co-packaging production from an international supplier to a domestic supplier.
(5)	Consists of expense for impairment of goodwill.
(6)	Consists of costs associated with the pending Merger, the divestiture of the Birch Benders brand and certain related assets and other potential transactions.
(7)	Consists of costs associated with building the organizational infrastructure to support a public company environment.
(8)	Amortization costs associated with acquired trade names and customer lists.
(9)	Tax effect was calculated using the Company’s adjusted annual effective tax rate.

(10)	Represents the removal of the tax effect of impairment of goodwill, costs associated with the pending Merger, removal for remeasurement of deferred taxes related to intangibles for changes in deferred rate, the removal of the tax effect of non-deductible transaction costs and the removal of the excess tax benefits related to equity-based compensation vesting.
(11)	Adjusted gross profit as a percentage of net sales is also referred to as adjusted gross margin.

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

The following table provides reconciliations of reported income tax (expense) benefit to adjusted income tax (expense) benefit and reported effective tax rate to adjusted effective tax rate for fiscal 2023 and fiscal 2022:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Reported income tax (expense) benefit	$(16,311)	$12,888
Non-cash equity-based compensation	(1,194)	(1,551)
Non-recurring costs	(384)	(424)
Gain (loss) on foreign currency contracts	—	(8)
Supply chain optimization	(27)	(461)
Impairment of goodwill	—	(10,172)
Transaction and integration costs	(3,395)	(12,718)
Initial public offering readiness	—	(446)
Acquisition amortization	(6,355)	(7,029)
Adjusted income tax (expense)(1)	$(27,666)	$(19,921)

Reported effective tax rate	35.1%	19.4%
Non-cash equity-based compensation	(1.1)	0.3
Non-recurring costs	(0.3)	0.1
Gain (los)s on foreign currency contracts	—	—
Supply chain optimization	—	0.1
Impairment of goodwill	—	1.7
Transaction and integration costs	(3.0)	2.1
Initial public offering readiness	—	0.1
Acquisition amortization	(5.7)	1.2
Adjusted effective tax rate(1)	25.0%	25.0%
(1)	The adjustments to reported income tax (expense) benefit and reported effective tax rate represent the tax effect of the reconciling items included in the reconciliation tables above for adjusted gross profit, adjusted operating expenses, adjusted operating income, adjusted interest expense, net, adjusted income tax (expense) benefit and adjusted net income to their most directly comparable GAAP measure. See “—Non-GAAP Financial Measures” for definitions of our reported income tax (expense) benefit to adjusted income tax (expense) and reported effective tax rate to adjusted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity include cash flow from operations, cash and cash equivalents and credit capacity under our Credit Facilities. As of December 30, 2023, we had cash and equivalents of $232.0 million and availability under our Credit Facilities of $125.0 million.

We expect to use cash primarily for working capital, capital expenditures, purchase commitments, lease obligations and interest payments on our debt. We estimate that our capital expenditures will be approximately $12 million to $14 million in fiscal 2024, which we plan to fund with cash generated from our operating activities. The principal balance on our Initial First Lien Term Loan Facility was $480.8 million as of December 30, 2023, with no obligation to pay principal payments over the remaining term. At a minimum, we are required to make quarterly interest payments and estimate our interest payments to be approximately $39 million to $41 million over the next 12 months. Our total lease obligations were $22.2 million as of December 30, 2023, with $3.5 million due over the next 12 months. We have purchase commitments of approximately $3.5 million and $8.4 million to third-party and related-party manufacturers and suppliers, respectively, over the next 12 months, primarily for materials and supplies used in the manufacture of our products.

We also have long-term cash requirements related to our purchase commitments, lease obligations and principal payments on our debt. See Note 10. Long-Term Debt, Note 11. Leases, Note 12. Commitments and Contingencies and Note 19. Related Party Transactions for additional discussion related to the expected timing and amount of payments related to our contractual obligations.

We believe that our cash flow from operations, availability under our Revolving Facility (as defined herein) and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In the event the pending Merger does not close,  we may incur additional debt or sell additional equity to finance future acquisitions, which would result in additional expenses or dilution.

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

On June 28, 2023, the First Lien Credit Agreement was amended (“Amended First Lien Credit Agreement”) and replaced the London Inter-Bank Offered Rate (“LIBO Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”).

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

As of December 30, 2023, we have available credit of $125.0 million under the Revolving Facility. No revolving loans were outstanding as of December 30, 2023 or December 31, 2022. As of December 30, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loans and Revolving Facility was 9.14% and 7.91%, respectively.

The Amended First Lien Credit Agreement contains various financial, affirmative and negative covenants that we must adhere to. Under the Amended First Lien Credit Agreement, the Borrower is required to comply with a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) of no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceeds 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. As of December 30, 2023, we had no outstanding revolving loans and therefore we were not required to test the financial covenant under the Amended First Lien Credit Agreement. As of December 30, 2023, we did not perform the annual excess cashflow calculation, as our first lien net leverage ratio fell below the threshold that would require an excess payment on the Initial First Lien Term Loan Facility.

Statement of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Cash provided by (used in):
Operating activities	$105,324	$45,395
Investing activities	(11,861)	27,183
Financing activities	(129)	(78)
Change in cash and cash equivalents	$93,334	$72,500

Cash Provided by Operating Activities

Cash provided by operating activities was $105.3 million for fiscal 2023, an increase of $59.9 million from fiscal 2022. The increase was primarily due to an increase in net income (loss) of $83.6 million, a decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $79.5 million, plus an increase in cash provided by changes in operating assets and liabilities of $55.8 million.

The decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities of $79.5 million for fiscal 2023 was primarily related to $51.3 million loss on asset sale from the divestiture of the Birch Benders brand and certain related assets, $42.1 million impairment of goodwill, as well as $4.9 million lower depreciation and amortization, primarily due to the divestiture of the Birch Benders brand and certain related assets in fiscal 2022.  The decreases were partially offset by an increase of $10.6 million in deferred income taxes due to the the utilization of deferred tax asset carryovers and $6.0 million additional equity-based compensation from new equity grants in fiscal 2023.

The increase in cash provided by changes in operating assets and liabilities of $55.8 million for fiscal 2023 was primarily due to an increase in cash provided by inventories of $42.7 million due to strong Rao's sales and slower replenishment of inventory, an increase of $7.1 million from accounts receivable driven by increased sales volumes, and an increase of $5.5 million in accrued expenses primarily related to higher annual incentive compensation.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $11.9 million for fiscal 2023, a decrease of $39.1 million compared to cash provided by investing activities for fiscal 2022.  The decrease was primarily related to $40.0 million cash received for the sale of the Birch Benders brand and certain related assets in fiscal 2022.

Cash Used in Financing Activities

Cash used in financing activities was $129 thousand for fiscal 2023, an increase of $51 thousand from fiscal 2022. Financing activities consisted of repayments of capital lease obligations, and increased due to the addition of new capital leases in fiscal 2023.

Off-Balance Sheet Arrangements

As of December 30, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue is measured as the amount of consideration expected to be entitled to in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding increase to accrued expenses at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various sources of information including historical data on the performance of similar trade promotional activities, current market data and the Company’s best estimates of future customer behavior and redemption activity.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the following market risks:

Commodity and Packaging Prices and Inflation

In fiscal 2023, we experienced decreased cost of sales, as a percentage of net sales, driven by productivity savings, price increases in recent quarters across all products and changes in product mix, all of which were partially offset by higher inflationary costs. Consistent with the consumer-packaged food industry, we are experiencing a mix of cost increases in several raw materials and packaging while other costs are flat or lower than the prior year. Specific cost increases for fiscal 2023 include, but are not limited to, tomatoes, olive oil, fruit and cartons while costs such as milk, proteins and resin have decreased from fiscal 2022. In addition, the year over year cost of distribution for fiscal 2023 has continued to moderate, while in first half of fiscal 2022 logistical issues at major ports, intermodal and trucking delays and capacity constraints for ocean freight cargo resulted in increased distribution costs. We continue to monitor worldwide supply and commodity costs so we can secure raw materials, packaging supplies and cargo capacity. While we generally expect supply constraints and inflation to ease in 2024, we also continue to experience volatility in some important areas such as olive oil supply due to low crop yields in Europe and ocean freight due to recent disruptions in the Red Sea. Our business may be further impacted by external factors beyond our control such as extreme weather, natural disasters, geopolitical events, war and disease which may adversely impact our ability to secure supplies, services and logistics capacity in a cost-effective manner, or at all.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of December 30, 2023, we had $480.8 million of variable rate debt outstanding under our Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Credit Facilities and Unused Borrowing Capacity” above. As of July 2022, we entered into a cash flow hedge to manage interest rate risk on $240.0 million of the $480.8 million variable rate debt. Based upon our principal amount of long-term debt outstanding at December 30, 2023, a hypothetical 1% increase or 1% decrease in average interest rates over a SOFR base of 5.64% would impact our annual interest expense in the next year by approximately $3.0 million.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sovos Brands, Inc. and subsidiaries (the "Company"), as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders' equity, cash flows, and statement of other comprehensive income (loss), for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 30, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding increase to accrued expenses at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various sources of information including historical data on the performance of similar trade promotional activities, current market data, and the Company's best estimates of future customer behavior and redemption activity.

We identified the allowance for trade promotions related to third-party distributors as a critical audit matter because management’s estimate of the expected future promotional claims is subjective and requires a high degree of judgment. Auditing management’s assumptions and judgments used in determining the allowance for trade promotions related to third-party distributors as of December 30, 2023, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the allowance for trade promotions to third-party distributors as of December 30, 2023 included the following, among others:

For a selection of allowances for trade promotions to third-party distributors recorded as of December 30, 2023, we:

•	Confirmed contract terms directly with the customer and agreed to contractual support.
•	Agreed contract terms from the accounting records to the signed promotion agreement with the customer and determined whether the promotion was accounted for in the appropriate period.
•	Evaluated the appropriateness of the year-end trade allowance estimate using historical data on performance of similar trade promotional activities, market data, and subsequent customer activity.

We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by performing a lookback analysis of actual promotional claims received as of the balance sheet date to management’s estimates of the claims to be received.

For a selection of customer promotional claims resolved after December 30, 2023, we compared that amount to the December 30, 2023 allowance for promotions balance and traced the resolved deduction to a properly recorded sale.

We performed substantive analytical procedures by developing an expectation of the estimated allowance for trade promotions based on the historical balance of the estimated allowance for trade promotions as a percent of historical accounts receivable and gross sales, respectively, and compared each to a predetermined threshold.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 28, 2024

We have served as the Company's auditor since 2017.

Sovos Brands, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except par value and share data)

	December 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$231,988	$138,654
Accounts receivable, net	97,655	87,695
Inventories, net	95,515	92,602
Prepaid expenses and other current assets	7,843	11,974
Total current assets	433,001	330,925
Property and equipment, net	64,699	64,317
Operating lease right-of-use assets	11,447	13,332
Goodwill	395,399	395,399
Intangible assets, net	329,122	351,547
Other long-term assets	1,313	3,279
TOTAL ASSETS	$1,234,981	$1,158,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,486	$49,264
Accrued expenses	81,356	69,571
Current portion of long-term debt	184	99
Current portion of long-term operating lease liabilities	3,275	3,308
Total current liabilities	149,301	122,242
Long-term debt, net of debt issuance costs	483,800	482,344
Deferred income taxes	60,157	63,644
Long-term operating lease liabilities	11,388	14,063
Other long-term liabilities	346	483
TOTAL LIABILITIES	704,992	682,776

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized, 101,455,355 and 100,967,910 shares issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	101	101
Additional paid-in-capital	602,123	577,664
Accumulated deficit	(73,117)	(103,291)
Accumulated other comprehensive income	882	1,549
TOTAL STOCKHOLDERS’ EQUITY	529,989	476,023
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,234,981	$1,158,799

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net sales	$1,020,421	$878,371	$719,186
Cost of sales	714,935	631,706	498,394
Gross profit	305,486	246,665	220,792
Operating expenses:
Selling, general and administrative	200,847	163,025	135,060
Depreciation and amortization	24,077	28,785	28,871
Loss on asset sale	—	51,291	—
Impairment of goodwill	—	42,052	—
Loss on extinguishment of debt	—	—	15,382
Forgiveness of capital advance	—	—	5,000
Total operating expenses	224,924	285,153	184,313
Operating income (loss)	80,562	(38,488)	36,479
Interest (income)	(8,503)	(1,050)	(102)
Interest expense	42,580	28,901	30,987
Interest expense, net	34,077	27,851	30,885
Income (loss) before income taxes	46,485	(66,339)	5,594
Income tax (expense) benefit	(16,311)	12,888	(3,675)
Net income (loss)	$30,174	$(53,451)	$1,919

Earnings (loss) per share:
Basic	$0.30	$(0.53)	$0.02
Diluted	$0.29	$(0.53)	$0.02
Weighted average shares outstanding:
Basic	101,303,730	100,917,978	80,616,326
Diluted	103,143,363	100,917,978	80,616,326

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net income (loss)	$30,174	$(53,451)	$1,919
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments	(883)	2,038	—
Income tax effect	216	(489)	—
Unrealized gain (loss) on derivative instruments, net of tax	(667)	1,549	—
Total comprehensive income (loss)	$29,507	$(51,902)	$1,919

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share data)

			Stockholder's	Additional	Retained Earnings	Accumulated Other	Total
	Common Stock		Note	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Income (Loss)	Equity
Balance at December 26, 2020	74,058,447	$74	$(6,000)	$654,386	$(51,759)	$—	$596,701
Proceeds from stockholder's note receivable	—	—	6,000	—	—	—	6,000
Dividend distribution ($5.40 per share)	—	—	—	(400,000)	—	—	(400,000)
Proceeds from issuance of public stock	26,834,100	27	—	321,982	—	—	322,009
Underwriter discount on issuance of public stock	—	—	—	(19,320)	—	—	(19,320)
Capitalized IPO costs netted with IPO proceeds	—	—	—	(7,645)	—	—	(7,645)
Equity-based compensation expense	—	—	—	9,823	—	—	9,823
Net income	—	—	—	—	1,919	—	1,919
Balance at December 25, 2021	100,892,547	$101	$—	$559,226	$(49,840)	$—	$509,487
Equity-based compensation expense	—	—	—	18,438	—	—	18,438
Shares issued upon vesting of restricted stock units	75,363	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,549	1,549
Net loss	—	—	—	—	(53,451)	—	(53,451)
Balance at December 31, 2022	100,967,910	$101	$—	$577,664	$(103,291)	$1,549	$476,023
Equity-based compensation expense	—	—	—	24,459	—	—	24,459
Shares issued upon vesting of restricted stock units	487,445	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(667)	(667)
Net income	—	—	—	—	30,174	—	30,174
Balance at December 30, 2023	101,455,355	$101	$—	$602,123	$(73,117)	$882	$529,989

The accompanying notes are an integral part of these consolidated financial statements.

Sovos Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating activities
Net income (loss)	$30,174	$(53,451)	$1,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,951	38,868	37,812
Equity-based compensation expense	24,459	18,438	9,823
(Gain) loss on foreign currency contracts	(68)	33	—
Non-cash interest expense	921	59	—
Deferred income taxes	(3,271)	(13,821)	2,243
Amortization of debt issuance costs	1,266	1,331	1,883
Non-cash operating lease expense	2,711	2,418	2,278
Provision for excess and obsolete inventory	3,310	2,482	822
Loss on disposal of property and equipment	359	—	307
Impairment of goodwill	—	42,052	—
Loss on extinguishment of debt	—	—	15,382
Loss on asset sale	—	51,291	—
Forgiveness of capital advance	—	—	5,000
Other	—	—	(125)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,960)	(17,032)	(9,387)
Inventories, net	(6,224)	(48,891)	(5,449)
Prepaid expenses and other current assets	(1,938)	603	(9,567)
Other long-term assets	73	388	(35)
Accounts payable	15,482	11,552	6,242
Accrued expenses	17,748	12,238	(8,395)
Other long-term liabilities	(135)	62	(979)
Operating lease liabilities	(3,534)	(3,225)	(2,831)
Net cash provided by operating activities	105,324	45,395	46,943
Investing activities
Proceeds from sale of business	—	40,000	—
Purchases of property and equipment	(11,861)	(12,817)	(14,182)
Net cash provided by (used in) investing activities	(11,861)	27,183	(14,182)
Financing activities
Payments of debt issuance costs	—	—	(3,046)
Proceeds from long-term debt	—	—	769,136
Repayments of long-term debt	—	—	(673,346)
Repayments of capital lease obligations	(129)	(78)	(66)
Net proceeds from issuance of common stock	—	—	302,689
Proceeds from stockholder's note receivable	—	—	6,000
Contingent earn out consideration paid	—	—	(5,000)
Dividends paid	—	—	(400,000)
Net cash (used in) financing activities	(129)	(78)	(3,633)
Cash and cash equivalents
Net increase in cash and cash equivalents	93,334	72,500	29,128
Cash and cash equivalents at beginning of period	138,654	66,154	37,026
Cash and cash equivalents at end of period	$231,988	$138,654	$66,154
		(Continued)

Sovos Brands, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Supplemental disclosures of cash flow information
Cash paid (received) during period for:
Cash paid for interest	$42,535	$24,706	$28,535
Cash proceeds from interest	(10,123)	(1,044)	(102)
Cash paid for taxes	13,113	5,778	2,522
Proceeds from income tax refunds	(91)	(15)	(44)
Non-cash investing and financing transactions
Lease liabilities arising from operating lease right-of-use assets recognized at ASU No. 2016-02 transition	$—	$—	$21,711
Lease liabilities arising from operating lease right-of-use assets recognized after ASU No. 2016-02 transition	826	78	1,638
Lease liabilities arising from finance lease right-of-use assets recognized after ASU No. 2016-02 transition	667	—	—
Capitalized IPO costs netted with IPO proceeds	—	—	7,645
Acquisition of property and equipment not yet paid	237	498	39

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Company Overview

Description of Business

Sovos Brands, Inc. and its wholly-owned subsidiaries (the “Company,” “Sovos Brands,” “we,” “us,” “our”) is a growth-oriented consumer-packaged food company with a portfolio of brands aimed at bringing today’s consumers great tasting food that fits the way they live. The Company’s four wholly-owned operating subsidiaries include: Rao’s Specialty Foods, Inc. (“Rao’s”); Bottom Line Food Processors, Inc. doing business as Michael Angelo’s Gourmet Foods, Inc. (“Michael Angelo’s”); and Noosa Yoghurt, LLC (“Noosa”). During the fourth quarter of fiscal 2023, the Company dissolved its wholly-owned subsidiary Aidaca, LLC (formerly Birch Benders, LLC). The Company’s principal products include a variety of pasta sauces, dry pasta, soups, frozen entrées, frozen pizza and yogurts, and through the end of fiscal 2022, pancake and waffle mixes, other baking mixes, and frozen waffles, which are primarily sold in the United States. The Company sells products marketed under the brand names Rao’s, Michael Angelo’s, and noosa, and through the end of fiscal 2022, Birch Benders, which are built with authenticity at their core, providing consumers food experiences that are genuine, delicious, and unforgettable. Our products are premium and made with simple, high-quality ingredients. We are focused on continuing to build an organization with the capabilities to acquire and grow brands. We strive to empower our teams to lead with courage and tenacity, with the goal of providing them with the confidence and agility to connect with our consumers and retail partners to drive unparalleled growth. We believe our focus on “one-of-a-kind” brands, products that people love, and passion for our people makes Sovos Brands a “one-of-a-kind” company and enables us to deliver on our objective of creating a growing and sustainable food enterprise yielding financial growth ahead of industry peers.

Through the end of fiscal 2022, the Company sold products marketed under the brand name of Birch Benders, including pancake and waffle mixes, other baking mixes and frozen waffles. See Note 3. Loss on Asset Sale for additional information on the December 30, 2022 divestiture of the Birch Benders brand and certain related assets.

Pending Merger with Campbell’s

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell Soup Company (“Campbell’s”) and Premium Products Merger Sub, Inc., a wholly-owned subsidiary of Campbell’s (“Merger Sub”). Upon the terms and subject to the conditions stated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Campbell’s. The Company’s board of directors (the “Board”) and the board of directors of Campbell’s approved the Merger Agreement and the transactions contemplated therein.

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

On October 23, 2023, the Company and Campbell’s each received a request for additional information (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extended the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after both the Company and Campbell have substantially complied with the Second Request.

On February 13, 2024, the Company and Campbell’s issued a joint press release announcing that both companies had certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period under the HSR Act, which is expected to expire on March 11, 2024, after which the Merger can be closed. Subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, the Company expects to complete the Merger within days of the March 11, 2024 expiration date.

During the fiscal year ended December 30, 2023, the Company incurred expenses of approximately $13.7 million in connection with the pending Merger, including $8.7 million for legal and other third-party advisors, $3.8 million for retention awards and $1.2 million for certain other Merger-related costs.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in U.S. dollars.

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in December of each year. Our fiscal years ended December 30, 2023 (“fiscal 2023”) and December 25, 2021 (“fiscal 2021”) each had 52 weeks. Our fiscal year ended December 31, 2022 (“fiscal 2022”) had 53 weeks.

Note 2. Summary of Significant Accounting Policies

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

The allowance for credit losses was approximately $0.7 million and $0.8 million as of December 30, 2023 and December 31, 2022, respectively. There were no charges related to credit loss on accounts receivable for the fiscal year ended December 30, 2023. Charges related to credit loss on accounts receivable were approximately $6.0 thousand and $0.2 million for the fiscal years ended December 31, 2022, and December 25, 2021, respectively.

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

Upon the closing of its initial public offering (“IPO”) in September 2021, the Company had incurred $7.6 million of capitalized deferred offering costs consisting of legal, accounting, consulting, listing and filing fees, which were netted against the IPO proceeds. There were no capitalized deferred offering costs as of December 30, 2023 and December 31, 2022.

Inventories—Inventories are measured at the lower of cost or net realizable value. The Company uses a standard cost and average cost approach to account for inventories which approximates actual costs on the first-in, first-out (“FIFO”) method. The cost of finished products inventories includes raw materials, direct labor, certain freight and warehousing costs, indirect production, and overhead costs. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the age of the inventory or discontinued items. The charges for excess and obsolete inventory are included in cost of sales in the Consolidated Statement of Operations. Charges for excess and obsolete inventories were $3.3 million, $2.5 million and $1.9 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

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

Impairment of Long-Lived Assets—The Company periodically evaluates long-lived assets, property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company determines if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the carrying value. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. There were no impairments of long-lived assets in fiscal years 2023, 2022 or 2021.

Goodwill—Goodwill is tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has elected to perform the annual impairment test on the first day of the Company’s fourth quarter. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than the carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the reporting unit to the carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. In the second quarter of fiscal 2022, the Company identified the underperformance of the Birch Benders reporting unit as an indicator that required a quantitative assessment to be performed, and as a result the Company recorded an impairment charge of $42.1 million. There were no impairments of goodwill in fiscal 2023 or fiscal 2021.  See Note 7. Goodwill for additional information.

Intangible Assets—Intangible assets with definite useful lives are stated at cost less accumulated amortization and are amortized over their estimated useful lives using the straight-line method as follows:

Customer Relationships	10-20 years
Tradename	20-25 years

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If impairment indicators are present, the Company performs a recoverability test, and if it is determined the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value, then an impairment loss is recognized. There were no impairments of definite lived intangible assets in fiscal years 2023, 2022 or 2021. See Note 8. Intangible Assets, Net for additional information.

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

Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the asset is less than the carrying value, a quantitative test is performed. Otherwise, no further testing is required. If it is determined that it is more likely than not that the fair value of the asset is less than the carrying value, impairment is evaluated by comparing the fair value of the asset with its carrying value, and a loss is recognized for the difference if the fair value exceeds the carrying value. When estimating the fair value, the Company uses certain assumptions, such as forecasted growth rates and cost of capital. These assumptions are consistent with our internal projections and operating plans. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our tradename impairment testing could result in significantly different estimates of the fair values. In addition, changes to, or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the tradename. There were no impairments of indefinite lived intangible assets in fiscal years 2023, 2022 or 2021. See Note 8. Intangible Assets, Net for additional information.

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

The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company recognizes interest expense and depreciation expense for finance leases. Depreciation expense for assets held under finance leases is computed using the straight-line method over the lease term or useful life for leases that contain a transfer of title or reasonably certain purchase option. The Company elected to combine lease and non-lease components for all asset classes.

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

During fiscal 2021, the Company wrote off debt issuance costs of approximately $15.4 million in conjunction with the repayment of the outstanding credit facilities at that time. During 2023 and 2022, there were no debt issuance costs written off. See Note 10. Long-Term Debt for additional information on debt issuance costs.

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

See Note 14. Hedging and Derivative Financial Instruments for additional information.

Dividends—The Company’s Board has sole authority to determine if and when dividends will be declared and on what terms. Additionally, the Company is prohibited from paying dividends under the operating covenants in the Merger Agreement. In the event the pending Merger does not close, dividend payments, if any, depend on the Company’s earnings, capital requirements, financial condition, excess availability under the Company’s lines of credit, market and economic conditions, and other factors considered relevant. The Company will record all dividends as a reduction to additional paid-in capital ("APIC"). Once APIC is reduced to zero, dividends will be recorded against retained earnings or accumulated deficit. See Note 15. Stockholders’ Equity for additional information on dividends paid.

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

Sales to customers generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, the contract’s transaction price is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by list price. Revenue is reported net of applicable discounts and allowances. Trade promotions are recorded as a reduction to net sales with a corresponding increase to accrued expenses at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost.

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

Advertising and Marketing—Advertising costs include the development, production and communication of advertising through television, digital, print and radio. Development and production costs are capitalized and then expensed in the period in which the advertising first takes place. All other costs of advertising are expensed as incurred. Advertising and marketing expenses for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 were approximately $47.2 million, $40.7 million and $38.9 million, respectively, and are included in selling, general, and administrative expense in the Consolidated Statements of Operations.

Research and Development—Research and development costs primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting and supplies. Research and development costs are primarily internal and are included in selling, general and administrative expense in the Consolidated Statements of Operations. The Company’s total research and development expenses were $9.2 million, $6.7 million and $5.1 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

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

Certain judgments, estimates, and assumptions could affect the carrying value of deferred tax assets and valuation allowances, if any, and deferred tax liabilities in the Company’s consolidated financial statements. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would not be able to realize our deferred tax assets in the future based on all available positive and negative evidence, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and trade accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation up to limits of approximately $250 thousand per account. The Company has not experienced any losses with regards to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Credit risk for the Company was concentrated in two customers who each comprised more than 10% of the Company’s total sales for the fiscal years ended December 30, 2023 and three customers who each comnprised more than 10% of the Company’s total sales for the fiscal years ended December 31, 2022 and December 25, 2021.

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Costco Wholesale Corporation	18%	17%	18%
Walmart Inc.	13%	13%	13%
United Natural Foods, Inc.	N/A	10%	11%

   ___________

   N/A – Not applicable as the customer was not significant during these fiscal years.

At December 30, 2023 and December 31, 2022, the following percentages of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Costco Wholesale Corporation	22%	32%
Walmart Inc.	16%	15%
United Natural Foods, Inc.	N/A	N/A

   ___________

   N/A – Not applicable as the customer was not significant during these fiscal years.

No other customers individually had greater than 10% of total gross sales during these periods.  The Company believes that there is no significant or unusual credit exposure at this time.

Concentrations of Vendor Risk—The Company purchases its inventories for certain product categories from a small number of vendors. One of the Company’s vendors individually represented 57% and 53% of the Company’s inventory purchases for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. No other vendor individually has greater than 10% of total inventory purchases.

New Accounting Pronouncements and Policies

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2022 the Company elected to apply the hedge accounting expedients related to probability of forecasted transactions to assert probabilities of the hedged interest payments regardless of the expectation to transition away from LIBOR interest payments and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. During June 2023, the Company elected to apply the relevant hedge accounting expedients related to the change in critical terms of the hedged transactions and hedging instrument, and the change in hedged risk to avoid de-designating the hedging relationship. The Company also applied relevant expedients in paragraph 848-20-35-4 of Topic 848 to avoid reassessing pervious accounting determinations that would otherwise be reassessed due to the modification of the hedging instrument. These elections became effective during fiscal 2023 and did not have a material impact to the Company’s  consolidated financial statements or derivative contracts.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment operating results. The standard also requires an entity to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires retrospective application to all prior periods presented. While the standard requires additional disclosures related to the Company’s reportable segments, the standard is not expected to have any impact to its consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires an entity to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires an annual disclosure of an entity’s income taxes paid (net of refunds received), disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company expects the impact of this standard to be administrative and does not anticipate any impact to its consolidated financial statements upon adoption.

No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Loss on Asset Sale

On December 30, 2022, the Company completed the divestiture of the Birch Benders brand and certain related assets to Hometown Food Company, a portfolio company controlled by Brynwood Partners VIII L.P. The Company operated under a Transition Services Agreement with the buyer through June 30, 2023, and as of December 30, 2023 had completed the winding down of the remaining assets and liabilities that were not part of the sale.

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

Note 4. Revenue Recognition

Revenue disaggregated by brand is as follows:

	Fisal Year Ended
(In thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Rao’s	$774,706	$580,088	$419,966
Noosa	176,258	176,166	163,476
Michael Angelo’s	70,639	80,925	79,414
Birch Benders	(1,182)	41,192	56,330
Total net sales	$1,020,421	$878,371	$719,186

The activity for Birch Benders for the fiscal year ended December 30, 2023 is related to winding down promotional discount activity in the period.

Note 5. Inventories, Net

Inventories, net consisted of the following:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Finished goods	$82,822	$76,404
Raw materials and packaging supplies	12,693	16,198
Total inventories, net	$95,515	$92,602

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Machinery & equipment	$71,348	$63,077
Leasehold improvements	43,003	40,288
Construction in progress	3,467	6,384
Furniture & fixtures	2,544	1,605
Other	1,489	1,415
Gross property and equipment	121,851	112,769
Less: Accumulated depreciation and amortization	57,152	48,452

Property and equipment, net	$64,699	$64,317

Depreciation and amortization expense was approximately $11.5 million, $11.6 million and $10.6 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, of which $9.9 million, $10.1 million and $8.9 million was recorded to cost of sales for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Note 7. Goodwill

Changes in the carrying value of goodwill during the fiscal years ended December 30, 2023 and December 31, 2022 were as follows:

(In thousands)	Goodwill
Balance as of December 25, 2021	$437,451
Impairment	(42,052)
Balance as of December 31, 2022	$395,399
Impairment	—
Balance as of December 30, 2023	$395,399

For goodwill impairment testing for the fiscal year ended December 30, 2023, the Company determined it had two reporting units: Rao’s / Michael Angelo’s (combined) and Noosa. In the fourth quarter of fiscal 2023, the Company performed a qualitative analysis of the goodwill for Rao’s/ Michael Angelo’s. The qualitative assessment did not identify indicators of impairment for Rao’s/Michael Angelo’s, and it was determined that it was more likely than not the reporting unit had a fair value in excess of the carrying value. Accordingly, no further impairment assessment was necessary for Rao’s/Michael Angelo’s, and the Company determined the reporting unit was not impaired. Additionally, the Company performed a quantitative assessment of the Noosa reporting unit to support the long term value of the reporting unit. The Company compared the estimated fair value of the Noosa reporting unit to the carrying amount. The fair value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis, both methods weighted equally. It was determined that the fair value of the Noosa reporting unit is in excess of its carrying value, and as a result no goodwill impairment was recorded.

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

For goodwill impairment testing for the fiscal year ended December 31, 2022, the Company determined it had two reporting units: Rao's / Michael Angelo’s (combined) and Noosa. Other than as described above, there were no further impairment charges related to goodwill in the fiscal year ended December 31, 2022.

There were no impairment charges related to goodwill during the fiscal year ended December 25, 2021.

Note 8. Intangible Assets, Net

Intangible assets, net, consisted of the following:

December 30, 2023
	Gross carrying	Accumulated	Net carrying
(In thousands)	amount	amortization	amount
Intangible assets - definite lives

Customer relationships	$207,300	$106,167	$101,133
Tradename	101,747	26,758	74,989
	309,047	132,925	176,122
Intangible assets - indefinite lives
Tradename	153,000	—	153,000
Total intangible assets	$462,047	$132,925	$329,122

	December 31, 2022
	Gross carrying	Accumulated	Sale of	Net carrying
(In thousands)	amount	amortization	intangible assets	amount
Intangible assets - definite lives
Customer relationships	$213,000	$89,201	$5,082	$118,717
Tradename	192,347	31,732	80,785	79,830
	405,347	120,933	85,867	198,547
Intangible assets - indefinite lives
Tradename	153,000	—	—	153,000
Total intangible assets	$558,347	$120,933	$85,867	$351,547

In connection with the divestiture of the Birch Benders brand and certain related assets, the Company sold the net amount of definite lived tradename and customer relationships in the amounts of $80.8 million and $5.1 million, respectively, in the fiscal year ended December 31, 2022. See Note 3. Loss on Asset Sale for additional discussion. There were no sales of definite lived intangible assets for the fiscal years ended December 30, 2023 and December 25, 2021.

Amortization expense related to intangible assets during the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 was $22.4 million, $27.2 million and $27.2 million, respectively.

In the fourth quarter of fiscal 2023, the Company performed a qualitative analysis of the indefinite-lived intangible assets. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not that the indefinite-lived intangible assets had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary. There were no impairment charges related to indefinite-lived intangible assets recognized in the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Estimated total intangible amortization expense during the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2024	$22,425
2025	22,425
2026	22,425
2027	17,782
2028	10,962
Thereafter	80,103
Total	$176,122

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Accrued trade	$31,555	$32,337
Accrued compensation and benefits	29,076	17,328
Accrued general expense	13,273	13,376
Accrued interest payable	7,452	6,530
Total accrued expenses	$81,356	$69,571

The presentation of previously reported accrued expense categories has been changed to conform to the current year presentation. There was no change to total accrued expenses as of December 31, 2022.

Note 10. Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2023
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(4,371)	$476,429
Finance lease liabilities	7,555		7,555
Total debt	$488,355	$(4,371)	483,984
Less: current portion of finance lease liabilities			184
Total long-term debt			$483,800

	December 31, 2022
		Unamortized
		debt issuance
(In thousands)	Principal	costs	Total debt, net
Initial First Lien Term Loan Facility	$480,800	$(5,374)	$475,426
Finance lease liabilities	7,017	—	7,017
Total debt	$487,817	$(5,374)	482,443
Less: current portion of finance lease liabilities			99
Total long-term debt			$482,344

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

The amortization of debt issuance costs and discount of $1.2 million, $1.2 million and $1.9 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, is included within interest expense, net in the Consolidated Statements of Operations.

On June 28, 2023, the First Lien Credit Agreement was amended (“Amended First Lien Credit Agreement”) and replaced the London Inter-Bank Offered Rate (“LIBO Rate”) for loans denominated in dollars with a successor rate based on Term Secured Overnight Financing Rate (“Term SOFR”).

The interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was LIBO Rate (the “base rate”) plus an applicable rate contingent on the Company’s calculated first lien leverage ratio, ranging from 400 to 425 basis points, and was subject to a 50 basis points reduction, at each level, after the consummation of its initial public offering ("IPO"). In no event shall LIBO Rate be less than 0.75% per annum for the Initial First Lien Term Loan Facility or less than 0.00% per annum for the Revolving Line of Credit. As of June 28, 2023, Term SOFR replaced the LIBO Rate as the base rate for loans denominated in dollars. However, to the extent any LIBO Rate loan denominated in dollars was outstanding on June 28, 2023, such loan continued to bear interest at the LIBO Rate until the end of the interest period or payment period applicable to such loan and such loan was governed by the terms of First Lien Credit Agreement applicable to LIBO Rate loans denominated in dollars until the earlier of (i) the repayment of such loans or (ii) the conversion of such loans into Term SOFR loans or ABR loans. Effective as of June 28, 2023, a credit spread adjustment (0.11448% per annum for one month tenor, 0.26161% per annum for a three month tenor, 0.42826% per annum for a six month tenor and 0.71513% per annum for a twelve month tenor) shall apply to Term SOFR loans pursuant to the Amended First Lien Credit Agreement.

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

The Company had available credit of $125 million under the Revolving Facility as of December 30, 2023 and December 31, 2022, respectively. There was zero outstanding on the Company’s Revolving Credit Facilities as of December 30, 2023 or December 31, 2022. As of December 30, 2023 and December 31, 2022, the effective interest rate for the Initial First Lien Term Loan Facility and Revolving Facility was 9.14% and 7.91%, respectively.

As of December 30, 2023, the future minimum principal payments for the next five years and thereafter are as follows:

Fiscal Year Ending	(In thousands)
2024	$—
2025	—
2026	—
2027	—
2028	480,800
Thereafter	—
Total	$480,800

Loan Covenants

In connection with the Amended First Lien Credit Agreement, the Company has various financial, affirmative, and negative covenants that it must adhere to as specified within the loan agreement. The Amended First Lien Credit Agreement contains a springing financial covenant, which requires the Borrower to maintain a first lien net leverage ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the Amended First Lien Credit Agreement) no greater than 6.95:1.00. Such financial covenant is tested only if outstanding revolving loans (excluding any undrawn letters of credit) minus unrestricted cash exceed 35% of the aggregate revolving credit commitments. The financial covenant is subject to customary “equity cure” rights. As of December 30, 2023, the Company had no outstanding revolving loans and therefore was not required to test the financial covenant under the Amended First Lien Credit Agreement. As of December 30, 2023, the Company did not perform the annual excess cashflow calculation, as the Company’s first lien net leverage ratio fell below the threshold that would require an excess payment on the Initial First Lien Term Loan Facility.

Finance Lease Liabilities

Finance lease liabilities are recorded within long-term debt in our Consolidated Balance Sheets. See Note 11. Leases and Note 19. Related Party Transactions for additional discussion of the finance lease liabilities.

Note 11. Leases

The Company leases equipment and real estate in the form of distribution centers, manufacturing facilities, land and office space. Generally, the term for equipment leases is 5 years at inception of the contract. Generally, the term for real estate leases ranges from 2 to 10 years at inception of the contract. Most manufacturing facilities and office space leases include one or more options to renew, with renewal terms that generally can extend the lease term from 2 to 30 years. The exercise of lease renewal options is at the Company’s discretion.

Operating and finance lease costs are included within Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

The components of lease expense were as follows:

		Fiscal Year Ended
(In thousands)	Statement of Operations Caption	December 30, 2023	December 31, 2022
Operating lease cost:
Lease cost	Cost of sales and Selling, general and administrative	$3,238	$3,313
Variable lease cost (1)	Cost of sales and Selling, general and administrative	17,494	1,418
Total operating lease cost		20,732	4,731

Short term lease cost	Cost of sales and Selling, general and administrative	184	240

Finance lease cost:
Amortization of right-of-use assets	Cost of sales and Selling, general and administrative	309	261
Interest on lease liabilities	Interest expense, net	563	530
Total finance lease cost		872	791

Total lease cost		$21,788	$5,762

(1)	Variable lease cost primarily consists of the cost of inventory sold under a manufacturing and supply agreement, as well as common area maintenance, utilities, taxes, and insurance.

The gross amount of assets and liabilities related to both operating and finance leases were as follows:

(In thousands)	Balance Sheet Caption	December 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,447	$13,332
Finance lease right-of-use assets	Property and equipment, net	6,362	6,038
Total lease assets		$17,809	$19,370

Liabilities
Current:
Operating lease liabilities	Current portion of long-term operating lease liabilities	$3,275	$3,308
Finance lease liabilities	Current portion of long-term debt	184	99
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	11,388	14,063
Finance lease liabilities	Long-term debt, net of debt issuance costs	7,371	6,918
Total lease liabilities		$22,218	$24,388

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.7	6.4
Finance leases	32.7	34.2
Weighted-average discount rate
Operating leases	5.1%	4.9%
Finance leases	7.8%	7.8%

Future maturities of lease liabilities as of December 30, 2023 are as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2024	$3,914	$727
2025	3,180	671
2026	3,018	574
2027	3,064	551
2028	1,790	556
Thereafter	2,066	18,790
Total lease payments	17,032	21,869
Less: Interest	(2,369)	(14,314)
Present value of lease liabilities	$14,663	$7,555

As of December 30, 2023, the Company did not have any significant additional operating or finance leases that have not yet commenced.

Supplemental cash flow and other information related to leases were as follows:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,061	$4,045
Operating cash flows from finance leases	563	530
Financing cash flows from finance leases	129	78
Lease liabilities arising from lease right-of-use assets
Finance leases	667	—
Operating leases	826	78

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

Purchase Commitments

The Company has third-party purchase obligations for raw materials, packaging, and co-manufacturing. These commitments have been entered into based on future projected needs. For the fiscal years ended December 30, 2023 and December 31, 2022, the Company made third-party purchases in the amount of $3.9 million and $3.0 million, respectively, under purchase commitments. As of December 30, 2023, the Company had outstanding minimum purchase commitments with one supplier. The estimated annual minimum purchase commitments with the supplier are as follows:

Fiscal Year Ending	(In thousands)
2024	$3,500
2025	1,264
2026	—
2027	—
2028	—
Thereafter	—
Total	$4,764

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

Borrowing instruments

The Company’s borrowing instruments are recorded at their carrying values in the Consolidated Balance Sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s Initial First Lien Term Loan Facility and Revolving Facility approximate their carrying values as of December 30, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

Derivative financial instruments

The Company uses option contracts to manage foreign currency risk and uses interest rate caps (options) to manage interest rate risk. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP. The estimated fair value of the derivative assets and liabilities on the Company’s forward contracts is based on foreign currency exchange rates in active markets. The estimated fair value of the interest rate instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value on a recurring aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 30, 2023	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 30, 2023
Assets
Derivatives not designated as hedging instruments	$—	$35	$—	$35
Derivatives in cash flow hedging relationships	—	1,824	—	1,824
Total assets	$—	$1,859	$—	$1,859

Liabilities
Derivatives not designated as hedging instruments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of December 31, 2022	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Derivatives in cash flow hedging relationships	$—	$3,628	$—	$3,628
Total assets	$—	$3,628	$—	$3,628

Liabilities
Derivatives not designated as hedging instruments	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33

The fair value estimates presented herein are based on information available to management as of December 30, 2023. These estimates are not necessarily indicative of the amounts we could ultimately realize. See Note 14. Hedging and Derivative Financial Instruments for additional information.

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended December 30, 2023 and December 31, 2022.

Note 14. Hedging and Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments is foreign currency exchange rate risk and interest rate risk.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the fiscal year ended December 30, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in OCI in the Consolidated Statements of Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.1 million will be reclassified as a reduction to interest expense.

During the fiscal year ended December 31, 2022, the Company entered into a cash flow hedge to manage interest rate risk on its variable rate debt under the Initial First Lien Term Loan Facility. As of June 28, 2023, in conjunction with the cessation of LIBOR, the floating-rate index on the LIBOR interest rate cap agreement (the “LIBOR Cap Agreement”) became USD-SOFR Compound plus the applicable ISDA Fallback rate for the tenor (in accordance with the ISDA Fallbacks Protocol), subject to the expiration of the existing tenor. No other critical items were amended. The LIBOR Cap Agreement (now the “SOFR Cap Agreement”) is designated for cash flow hedge accounting with all changes in fair value deferred into accumulated OCI. As of December 30, 2023, the Company’s SOFR Cap Agreement had a total hedged notional amount of $240.0 million that was designated as a cash flow hedge of interest rate risk. The interest rate cap has a strike price of 4.00% and a maturity date of July 31, 2024. The interest rate cap was determined to be fully effective during all periods presented.

Within the Company’s Consolidated Balance Sheets, the interest rate cap is recorded at fair value. The cash flows related to the interest rate caps are classified as operating activities in the Consolidated Statements of Cash Flows.

Economic (Non-Designated) Hedging Strategy

The Company uses certain derivatives as economic hedges of foreign currency. Although these derivatives did not qualify for hedge accounting, they are effective economic hedges. The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies outside of a contractually agreed upon foreign exchange rate range. The total notional values of derivatives related to our foreign currency economic hedges were $318.7 million and $145.7 as of December 30, 2023 and December 31, 2022, respectively. As of December 30, 2023, the Company’s foreign currency hedges to offset the earnings impact of foreign currency exchange rates extended through November 2024.

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

The following table presents the fair values of the Company’s derivative instruments:

		December 30, 2023		December 31, 2022
(In thousands)	Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign currency contracts(1)	Prepaid expenses and other current assets	$35	$—	$—	$—
Foreign currency contracts(1)	Accrued expenses	—		—	33
Total derivatives not designated as hedging instruments		$35	$—	$—	$33

Derivatives designated as hedging instruments under Subtopic 815-20
Interest rate caps - short term	Prepaid expenses and other current assets	$1,824	$—	$1,997	$—
Interest rate caps - long term	Other long-term assets	—	—	1,631	—
Total derivatives designated as hedging instruments		$1,824	$—	$3,628	$—

Total derivatives		$1,859	$—	$3,628	$33
(1)	Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210, Balance Sheet, Subtopic 210-20. See tables below showing the effects of offsetting derivative assets and liabilities.

The following table presents the pre-tax effect of cash flow hedge accounting on accumulated OCI for the periods presented:

(In thousands)	Amount of Gain Recognized in OCI
	Fiscal Year Ended
Derivatives in Subtopic 815-20 Hedging Relationships	December 30, 2023	December 31, 2022	December 25, 2021
Derivatives in cash flow hedging relationships
Interest rate caps	$1,195	$2,150	$—

(In thousands)	Amount of Gain Reclassified from Accumulated OCI into Income
	Fiscal Year Ended
Location of Gain Reclassified from Accumulated OCI into Income	December 30, 2023	December 31, 2022	December 25, 2021
Derivatives in cash flow hedging relationships
Interest expense, net	$2,078	$112	$—

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the periods presented:

		Gain (Loss) Recognized
		Fiscal Year Ended
		December 30,	December 31,	December 25,
(In thousands)	Statement of Operations Location	2023	2022	2021
Total amounts of expense presented in the Statements of Operations in which the derivatives not designated as hedging are recorded	Selling, general and administrative	$ 200,847	$ 163,025	$ 135,060
The effects of derivatives not designated as hedging instruments under Subtopic 815-20:
Foreign currency contracts	Selling, general and administrative	68	(33)	—

Total amounts of expense presented in the Statements of Operations in which the derivatives designated as hedging are recorded	Interest expense, net	34,077	27,851	30,885
The effects of derivatives designated as hedging instruments under Subtopic 815-20:
Interest rate caps	Interest expense, net	2,078	112	—

The net amounts of derivative assets or liabilities in the tables below can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets. The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 30, 2023 and December 31, 2022.

Offsetting of Derivative Assets
As of December 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$400	$(365)	$35	$—	$—	$35
Total derivatives, subject to a master netting arrangement	400	(365)	35	—	—	35
Total derivatives, not subject to a master netting arrangement	1,824	—	1,824	—	—	1,824
Total derivatives	$2,224	$(365)	$1,859	$—	$—	$1,859

Offsetting of Derivative Liabilities
As of December 30, 2023
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(365)	$365	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	(365)	365	—	—	—	—
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—
Total derivatives	$(365)	$365	$—	$—	$—	$—

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$56	$(56)	$—	$—	$—	$—
Total derivatives, subject to a master netting arrangement	56	(56)	—	—	—	—
Total derivatives, not subject to a master netting arrangement	3,628	—	3,628	—	—	3,628
Total derivatives	$3,684	$(56)	$3,628	$—	$—	$3,628

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives
Foreign currency contracts	$(89)	$56	$(33)	$—	$—	$(33)
Total derivatives, subject to a master netting arrangement	(89)	56	(33)	—	—	(33)
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—
Total derivatives	$(89)	$56	$(33)	$—	$—	$(33)

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

Preferred Stock

On September 23, 2021, the Company filed an amended and restated certificate of incorporation (“Amended and Restated Charter”) with the Secretary of State of the State of Delaware, which was effective on September 23, 2021. As a result of the filing of the Amended and Restated Charter, the Company was authorized to issue 510,000,000 shares, divided into two classes as follows: (i) 500,000,000 shares are designated shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares are designated shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock issued and outstanding as of December 30, 2023 and December 31, 2022.

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

As a result of the IPO, secondary offerings and the exercise of the underwriters’ option to purchase additional shares, the new investors in the Company own 48,109,100 shares of the common stock, or approximately 47.2% of the total 101,856,379 shares of common stock outstanding as of February 28, 2024.

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

The distribution of Sovos common stock with respect to IUs was calculated based on a multi-step valuation which included a comparison of the fair value of the Company based on the pricing at the Company’s IPO to the fair value of the outstanding partnership units of the Limited Partnership, including the IUs granted under the 2017 Plan. The conversion was based on:

●	a ratio that takes into account the number of IUs held,
●	the application distribution threshold applicable to the IUs, and
●	the value of distributions that the holder would have been entitled to receive had the Limited Partnership liquidated on the date of such replacement in accordance with the terms of the distribution “waterfall” set forth in the Partnership Agreement.

Restricted Common Stock

The following table summarizes our restricted common stock activity during the fiscal years ended December 30, 2023 and December 31, 2022:

	Service Based		Performance Based
		Weighted Average		Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Common Stock	Fair Value	Common Stock	Fair Value
Nonvested at December 25, 2021	72,241	$12.00	2,590,848	$5.25
Granted	—	—	—	—
Vested	(63,548)	12.00	(276,008)	13.29
Forfeited back to the Limited Partnership(1)	(1,229)	12.00	(371,974)	4.98
Nonvested at December 31, 2022	7,464	$12.00	1,942,866	$4.15
Granted	—	—	—	—
Vested	(7,379)	12.00	(169,698)	13.29
Forfeited back to the Limited Partnership(1)	—	—	(103,197)	3.45
Nonvested at December 30, 2023	85	$12.00	1,669,971	$6.74
Vested at December 30, 2023	798,391	$12.00	1,129,148	$10.00

(1)	Shares of restricted common stock that do not vest are not cancelled but instead remain outstanding and are forfeited back to the Limited Partnership.

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

On February 10, 2023, the Company and the Limited Partnership modified a portion of the existing equity-based compensation awards dated September 22, 2021 among the Company, the Limited Partnership and the holders of such restricted stock. As a result of these modifications, a portion of the shares that would have vested based upon a 3.0x MOIC or a 4.0x MOIC Original Vesting Criteria, instead vest 50% on September 23, 2024 and 50% on September 23, 2025, or upon achievement of the Original Vesting Criteria, if earlier. The fair value of the modified performance-based restricted stock awards was calculated using a Monte Carlo simulation option pricing model which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate, resulting in an incremental modified grant date fair value of approximately $5.5 million.

As of December 30, 2023, 85 shares of restricted common stock resulting from the distribution of common stock with respect to nonvested time-based IUs will vest upon fulfilling time-based service conditions and are scheduled to vest through July 2024. As of December 30, 2023, of the remaining 1,669,971 shares of restricted common stock resulting from the distribution with respect to nonvested performance-based IUs, 509,210 shares will vest on the earlier of when the original performance condition is achieved or 50% on September 23, 2024 and 50% on September 23, 2025 and the remaining 1,160,761 shares will vest only if certain performance conditions, including exceeding various MOIC levels, are achieved.

The equity-based compensation expense prior to the IPO was considered to be a transaction with the Limited Partnership and was classified as a component within APIC in the Company’s consolidated statements of changes in stockholder’s equity.

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

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2021 Plan. The following table summarizes our restricted stock unit activity during the fiscal years ended December 30, 2023 and December 31, 2022:

		Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding at December 25, 2021	927,222	$12.00
Granted	946,949	14.06
Vested	(75,363)	12.07
Forfeited	(181,793)	12.48
Outstanding at December 31, 2022	1,617,015	$13.15
Granted	499,015	14.77
Vested	(487,445)	13.77
Forfeited	(88,847)	13.35
Outstanding at December 30, 2023	1,539,738	$13.47
Vested at December 30, 2023	562,808	$13.56

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

During the fiscal year ended December 31, 2023, the Company granted 499,015 time-based RSUs to certain employees and independent directors. The RSUs include (i) 364,485 RSUs issued to employees with each award vesting in two equal annual installments, (ii) 99,526 RSUs issued to employees with each award vesting in three annual installments, (iii) 5,344 RSUs issued to an independent contractor vesting in one year, and (iv) 29,660 RSUs issued to independent directors that vest on the earlier of the first anniversary of the grant date and immediately prior to our 2024 annual meeting of stockholders.

Performance-based Restricted Stock Units

The Company has issued performance-based restricted stock units (“PSUs”) under the 2021 Plan. The following table summarizes our performance-based restricted stock unit activity during the fiscal years ended December 30, 2023 and December 31, 2022:

	Performance-based	Weighted Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding at December 25, 2021	681,962	$7.09
Granted	423,222	15.63
Vested	—	—
Forfeited	(130,493)	8.58
Outstanding at December 31, 2022	974,691	10.60
Granted	470,048	17.95
Vested	—	—
Forfeited	(68,806)	13.90
Outstanding at December 30, 2023	1,375,933	$11.11
Vested at December 30, 2023	—	$—

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

During the fiscal years ended December 30, 2023, the Company granted 470,048 PSUs to employees with each award vesting subject in general to the achievement of a performance condition that measures the Company’s TSR relative to the TSR of the constituents of a custom peer group (“relative TSR”). The number of shares that may be earned ranges from 0% to 200%, with 100% vesting upon achievement of target performance, with straight-line interpolation applied. The fair value of the PSUs granted during the fiscal year ended December 30, 2023 was estimated using a Monte Carlo simulation option pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

As of December 30, 2023, there was an aggregate of 6,269,641 shares of common stock available for future equity awards under the 2021 Plan (treating PSUs that vest based on relative TSR at the 100% target level).

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

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Equity awards under the 2017 Plan (Pre-IPO)
Service-based Restricted Common Stock	$255	$1,103	$1,750
Performance-based Restricted Common Stock	6,963	6,677	6,688
Total equity-based compensation expense for the 2017 Plan	7,218	7,780	8,438
Equity awards under the 2021 Plan (Post-IPO)
RSUs	13,167	7,425	982
PSUs	4,074	3,233	404
Total equity-based compensation expense for the 2021 Plan	17,241	10,658	1,386
Total equity-based compensation expense	$24,459	$18,438	$9,824

The Company expects to record equity-based compensation expense of approximately $25.8 million through the fourth quarter of 2026 resulting from the issuance of the service-based and performance-based Restricted Common Stock under the 2017 Plan and RSUs and PSUs under the 2021 Plan.

Note 17. Employee Benefits

The Company sponsors a defined contribution plan. Company contributions to this defined contribution plan are based on employee contributions and compensation. The Company’s contributions to this plan for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 were $1.9 million, $1.8 million and $1.8 million, respectively.

Note 18. Income Taxes

Income tax (expense) benefit consists of the following:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Current:
Federal	$(16,118)	$—	$(641)
State	(3,464)	(933)	(791)
Total current tax (expense)	(19,582)	(933)	(1,432)
Deferred:
Federal	1,100	10,229	(3,414)
State	2,171	3,592	1,171
Total deferred tax (expense) benefit	3,271	13,821	(2,243)
Income tax (expense) benefit	$(16,311)	$12,888	$(3,675)

Total income tax (expense) benefit in fiscal 2023, 2022 and 2021 varies from the amounts computed by applying the federal statutory income tax rate of 21% to income (loss) before income taxes primarily due to the following items:

	Fiscal Year Ended
(In thousands)	December 30, 2023		December 31, 2022		December 25, 2021
United States statutory income tax (expense) benefit	$(9,762)	21.0%	$13,931	21.0%	$(1,175)	21.0%
State tax (expense) benefit, net of federal tax	(2,524)	5.4	966	1.5	(910)	16.3
Transaction costs	—	—	—	—	312	(5.6)
Equity-based compensation	(1,516)	3.3	(1,634)	(2.5)	(1,772)	31.7
Nondeductible executive compensation	(4,034)	8.7	(912)	(1.4)	(625)	11.2
Other permanent items	(201)	0.4	(597)	(0.9)	(180)	3.2
Remeasurement of deferred tax balances	1,174	(2.5)	1,150	1.7	993	(17.7)
Unrecognized tax (expense) benefit	137	(0.3)	5	—	121	(2.2)
Return to provision	93	(0.2)	(412)	(0.6)	(236)	4.2
Deferred income tax adjustments	(17)	—	164	0.2	(200)	3.6
Research and development credit	357	(0.8)	281	0.4	—	—
Other, net	(18)	—	(54)	(0.1)	(3)	0.1
Income tax (expense) benefit	$(16,311)	35.0%	$12,888	19.3%	$(3,675)	65.8%

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

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Deferred Tax Assets:
Inventory	$1,556	$1,148
Accrued compensation	5,223	3,739
Bad debt allowance	178	187
Net operating loss	560	4,035
Contribution carryover	—	221
Interest limitation	7,507	9,395
Research and development credit	—	281
Equity-based compensation	1,655	1,555
Lease liability	5,294	5,689
Research and experimental expenditures	1,697	—
Other	393	766
Total deferred tax assets	24,063	27,016
Deferred Tax Liabilities:
Property and equipment	(8,483)	(8,489)
Intangible assets	(71,181)	(76,671)
Prepaid expenses	(118)	(100)
Right-of-use asset	(4,166)	(4,677)
Interest rate hedge	(271)	(489)
Other	(1)	(234)
Total deferred tax liabilities	(84,220)	(90,660)
Net deferred tax liabilities	$(60,157)	$(63,644)

A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. As of each reporting date, the Company’s management considers all evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 30, 2023, no valuation for deferred tax assets was recorded as management believes it is more likely than not that all the deferred tax assets will be realized.

At December 30, 2023, the Company has fully utilized its federal net operating loss (“NOL”) carryforward and has a NOL of approximately $15.0 million for state tax purposes. Additionally, the Company fully utilized its research and development tax credit for federal purposes.

The following table summarizes the State NOL carryforwards:

(In thousands)	Expiration Period	December 30, 2023
Pre 2018 Tax Cuts and Jobs Act	2036-2038	1,806
Post 2018 Tax Cuts and Jobs Act - indefinite lives	None	13,163

The Internal Revenue Code limits the use of net operating losses, interest expense carryforward and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of these carryforwards could be restricted. In connection with the IPO on September 27, 2021, the Company’s remaining net operating losses and interest expense carryforwards are subject to the limits of the Internal Revenue Code through fiscal 2023. The Company does not believe that its utilization of carryforwards will be restricted by these limitations.

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

The following table summarizes the Company's unrecognized tax benefits:

(In thousands)
Balance at December 31, 2022	$315
Gross increases related to prior period tax position	—
Gross increases related to current period tax position	—
Gross decreases related to prior period tax position	(124)
Balance at December 30, 2023	$191

Included in the balance of unrecognized tax benefits at December 30, 2023, are potential benefits of $0.2 million that if recognized would affect the effective tax rate on income from continuing operations.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax (expense) benefit. The Company had no accrued interest and penalties related to unrecognized tax benefits for the fiscal year ended December 30, 2023. The amount of accrued interest and penalties related to unrecognized tax benefits for the fiscal year ended December 31, 2022 was $0.2 million.

None of the Company’s unrecognized tax benefits were recognized by the end of 2023, as a result of settlement with the taxing authorities.

The Company is generally subject to potential federal and state examinations for the tax years on and after December 31, 2015 for federal purposes and December 31, 2016 for state purposes.

Note 19. Related Party Transactions

The Company has two related party leases for a manufacturing facility and land. The facility and land are leased from Morning Fresh Dairy (“Morning Fresh”), a related party entity owned and controlled by Robert L. Graves, a former member of the Board and a current equity holder of the Company. The facility lease and land lease are classified as a finance lease and operating lease, respectively, based on the original lease term and reasonably certain renewal options. In September 2023, an amendment to the facility lease was executed to allow for use of additional space, effective as of January 1, 2022. The Company made a cash payment of $44 thousand to Morning Fresh for amounts due on rent and its proportionate share of utilities, taxes and insurance for the period between the effective date and execution of the amendment. As of December 30, 2023, the facility has a lease liability balance of $7.2 million which is primarily recognized as long-term debt in our Consolidated Balance Sheets. As of December 30, 2023, the land lease has a liability balance of $0.5 million which is primarily recognized as long-term operating lease liabilities in our Consolidated Balance Sheets.

The facility lease and land lease contained payments of approximately $0.7 million, $0.6 million and $0.5 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. In addition, $0.2 million was paid for each of the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, for a proportionate share of utilities, taxes and insurance.

Morning Fresh regularly purchases finished goods inventory from the Company for sale to its customers. Additionally, Morning Fresh regularly supplies milk used in the Company’s manufacturing process.

Sales to and purchases from Morning Fresh were as follows:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Sales	$499	$528	$471
Purchases	$7,446	$9,041	$5,443

Amounts outstanding in respect to Morning Fresh transactions were as follows:

	Fiscal Year Ended
(In thousands)	December 30, 2023	December 31, 2022
Receivables	$14	$29
Payables	$706	$870

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

As of December 30, 2023, the Company has future commitments to purchase approximately $31.9 million of milk from Morning Fresh, approximated at current market price. In addition, under the Milk Supply Agreement, the Company has agreed to pay an additional $33 thousand monthly through December 31, 2027 to cover the landowner’s incremental costs relating to capital improvements necessary to support increased milk production required by the Company over the term of this agreement. If the agreement is terminated before December 1, 2027, the Company will be required to pay an early termination penalty, which declines from $3.0 million at the inception of the agreement to $0 over the ten-year term, based on an amortization table outlined in the agreement.

As of December 30, 2023, the estimated annual minimum purchase commitments with Morning Fresh are as follows:

Fiscal Year Ending	(In thousands)
2024	$8,375
2025	8,375
2026	8,375
2027	8,375
2028	—
Thereafter	—
Total	$33,500

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

Advent International, L.P. (“Advent”) is a private equity firm which has invested funds in our common stock.

Advent and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

The Company pays legal expenses and tax compliance fees on behalf of the Limited Partnership and carries a balance within each of accounts receivables and other long-term assets that reflects the amount due from the Limited Partnership.  The receivable balance was $0.1 million at December 30, 2023 and December 31, 2022, respectively.

Note 20. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted EPS is calculated using the weighted average number of common shares outstanding including the dilutive effect of equity awards as determined under the treasury stock method. In periods when the Company has a net loss, equity awards are excluded from the calculation of diluted EPS as their inclusion would have an anti-dilutive effect. The Company reported a net loss for the fiscal year ended December 31, 2022, and therefore excluded 49,309 shares from the calculation of diluted EPS for that period. The following table presents the computation of EPS:

	Fiscal Year Ended
(In thousands, except share and per share amounts)	December 30, 2023	December 31, 2022	December 25, 2021
Net income (loss)	$30,174	$(53,451)	$1,919

Weighted average basic common shares outstanding	101,303,730	100,917,978	80,616,326
Effect of dilutive securities:
Restricted stock units	1,046,650	—	—
Performance stock units	792,983	—	—
Total dilutive securities	1,839,633	—	—
Weighted average and potential dilutive common shares outstanding	103,143,363	100,917,978	80,616,326

Earnings (loss) per share
Basic	$0.30	$(0.53)	$0.02
Diluted	$0.29	$(0.53)	$0.02

For the fiscal year ended December 30, 2023, there were 13,285 RSUs and no PSUs considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. For the fiscal year ended December 25, 2021, there were 927,222 RSUs and no PSUs considered to be anti-dilutive based on the result of the treasury stock method calculation for incremental shares. As a result, these anti-dilutive shares were excluded from the computations of diluted EPS.

Note 21. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of December 30, 2023, through the filing date of this report. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited Consolidated Financial Statements.

On February 13, 2024, the Company and Campbell’s issued a joint press release announcing that both companies had certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of a 30-day waiting period, which is expected to expire on March 11, 2024, after which the Merger can be closed. Subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, the Company expects to complete the Merger within days of the March 11, 2024 expiration date.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2023, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2023.

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

The effectiveness of our internal control over financial reporting as of December 30, 2023 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2023.

Changes in Internal Control over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sovos Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sovos Brands, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 28, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the 13 weeks ended December 30, 2023, none of our directors or officers (as defined by Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in accordance with Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Other than with respect to the following Code of Business Conduct and Ethics disclosure, the information required by this Item 10 will be filed no later than 120 days after the end of our fiscal year ended December 30, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be filed no later than 120 days after the end of the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be filed no later than 120 days after the end of the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be filed no later than 120 days after the end of the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be filed no later than 120 days after the end of the fiscal year ended December 30, 2023, and is incorporated herein by reference.

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

†10.5	Sovos Brands Limited Partnership 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on August 27, 2021).
†10.6

Amendment No. 1 to Sovos Brands Limited Partnership 2017 Equity Incentive Plan, dated as of February 10, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on August 27, 2021).

†10.7	Sovos Brands, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on September 9, 2021).
†10.8	Sovos Brands, Inc. 2021 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on August 27, 2021).

†10.9	Sovos Brands, Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed on August 27, 2021).
†10.10

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

†10.14

Form of Amendment to the Incentive Unit Grant Agreement between Sovos Brands Limited Partnership and certain of its officers and directors (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on September 9, 2021).

†10.15

Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on September 9, 2021).

†10.16

Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on November 9, 2021).

†10.17

Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on November 9, 2021).

†10.18

Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 9, 2021).

†10.19

Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and directors(incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on November 9, 2021).

†10.20

Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q filed on November 9, 2021).

†10.21

Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on November 9, 2021).

†10.22

Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on November 9, 2021).

†10.23

Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on November 9, 2021).

†10.24	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 15, 2022).
†10.25

Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A filed on September 9, 2021).

†10.26

Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A filed on September 9, 2021).

†10.27	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.28	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
†10.29	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its directors (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q filed on August 3, 2022).
†10.30	Letter Agreement dated June 15, 2022 between Sovos Brands, Inc. and Tamer Abuaita (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed on August 3, 2022).
†10.31

Incentive Unit Grant Agreement, dated as of June 4, 2018, between Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2023).

†10.32

Incentive Unit Grant Agreement, dated as of May 1, 2019, between Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2023).

†10.33

Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2023).

†10.34

Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 10, 2023).

†10.35

February 2023 Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and a director (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2023).

†10.36

February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 10, 2023).

†10.37

February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 10, 2023).

†10.38

February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 10, 2023).

†10.39	February 2023 Form of Notice of Modification of Vesting Eligibility re: Performance-Based Restricted Stock Units granted by Sovos Brands, Inc. to its officers under the Sovos Brands, Inc. 2021 Equity

Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 10, 2023).
†10.40	Offer Letter, dated as of April 29, 2018, between Sovos Brands and Kirk A. Jensen (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 10, 2023).
†10.41	Offer Letter, dated as of September 26, 2022, between Sovos Brands, Inc. and E. Yuri Hermida (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2023).
†10.42	Sovos Brands, Inc. Severance Plan for Executives (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on May 10, 2023).
10.43

Amendment No. 1 to First Lien Credit Agreement, dated as of June 28, 2023, by and among Sovos Brands Intermediate, Inc. and Credit Suisse AG, Cayman Island Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2023).

†10.44

Sovos Brands, Inc. Non-Employee Director Annual Compensation Policy, as amended effective on June 7, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2023).

†10.45

Second Amendment to the Employment Agreement, dated June 29, 2023, between Sovos Brands Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2023).

†10.46	Sovos Brands, Inc. Amended and Restated 2023 Severance Plan for Executives (effective July 21, 2023) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2023).
10.47

Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023).

10.48	Form of Voting Agreement by and among certain directors of Sovos Brands, Inc. and Campbell Soup Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 7, 2023).

*†10.49	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement
*†10.50	Incentive Unit Grant Agreement, dated as of June 4, 2018, between Sovos Brands Limited Partnership and Risa Cretella.
*†10.51	Incentive Unit Grant Agreement, dated as of May 1, 2019, between Sovos Brands Limited Partnership and Risa Cretella.
*†10.52	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Risa Cretella.
*†10.53	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Risa Cretella.
*21.1	List of subsidiaries.
*23.1	Consent of Deloitte & Touche LLP.
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

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.
*†97.1	Sovos Brands, Inc. Clawback Policy.
101.INS	Inline XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*   Filed herewith.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sovos Brands, Inc.

	By:	/s/ Todd R. Lachman
Date: February 28, 2024	Name:	Todd R. Lachman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd R. Lachman Todd R. Lachman	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
/s/ Christopher W. Hall Christopher W. Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
/s/ William R. Johnson William R. Johnson	Chairman of the Board of Directors	February 28, 2024
/s/ Tamer Abuaita Tamer Abuaita	Director	February 28, 2024
/s/ Jefferson M. Case Jefferson M. Case	Director	February 28, 2024
/s/ Neha U. Mathur Neha U. Mathur	Director	February 28, 2024
/s/ David W. Roberts David W. Roberts	Director	February 28, 2024
/s/ Valarie L. Sheppard Valarie L. Sheppard	Director	February 28, 2024
/s/ Vijayanthimala Singh Vijayanthimala Singh	Director	February 28, 2024