Form 10-K/A
period 2023-12-30
Sovos Brands, Inc.
filed 2024-03-11
CIK 1856608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number: 001-40837

Sovos Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5119352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Sovos Brands, Inc. Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Original 10-K Filing”).

This Amendment is being filed to update Part III to provide the information required by such items and not included in the Original 10-K Filing. As a result of this Amendment, the Company is filing as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original 10-K Filing. This Amendment does not reflect events occurring after the filing of the Original 10-K Filing or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original 10-K Filing.

Unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “Sovos Brands” refer to Sovos Brands, Inc. and its subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

Information regarding executive officers of the Company is set forth under “Information About Our Executive Officers” in Part I of the Original 10-K Filing.

Directors

Our board of directors (the “Board”) currently consists of eight members. Our Board is currently divided into three classes of approximately equal size with staggered, three-year terms. Our amended and restated certificate of incorporation provides that at any annual meeting of stockholders following December 30, 2023, at which fiscal year end Advent International, L.P. (“Advent”) and its affiliates beneficially owned less than 50% of our outstanding shares of common stock, our directors will be elected for a one-year term expiring at the next annual meeting of stockholders and until the election and qualification of their respective successors in office or until their earlier death, resignation or removal, beginning with our Class III directors who would be up for re-election at our 2024 annual meeting of stockholders with our Board being fully declassified following our 2026 annual meeting. As discussed in the “Business Highlights” of our Compensation Discussion and Analysis in Item 11 below, the Company has entered into the Merger Agreement with Campbell Soup Company. The Company does not expect to hold an annual meeting of stockholders prior to the closing of the Merger.

The names, ages (as of February 28, 2024) and background information of our directors are included below:

Tamer Abuaita, age 51, a Class III director, has served as a director since July 2022. Mr. Abuaita has served as the Senior Vice President of Operations and Chief Supply Chain Officer of Stanley Black & Decker since January 2022. Previously, Mr. Abuaita served as the Senior Vice President, Global Supply Chain at SC Johnson from March 2018 to January 2022, and held multiple operational and supply leadership positions in a number of regions around the world at The Kraft Heinz Company from February 2008 to July 2017. Prior to February 2008, Mr. Abuaita held multiple positions at Nestle and Sonoco. Mr. Abuaita earned his B.S. from California Polytechnic State University – San Luis Obispo and his M.B.A. from Vanderbilt University. We believe Mr. Abuaita’s experience leading global supply chains and extensive CPG experience make him well qualified to serve as a director.

Jefferson M. Case, age 46, a Class III director, has served as a director since January 2017. Mr. Case has been a managing director at Advent since January 2014 and served in various positions at Advent since August 2001. Mr. Case also previously served as a director of Party City Holdco Inc., a party goods and Halloween specialty retailer, and a director of Noosa Yoghurt and currently serves as a director on the boards of various private companies. He earned his B.A. in economics from Davidson College and his M.B.A. from Harvard Business School. We believe Mr. Case’s experience serving as a director of various companies and his affiliation with Advent, our largest stockholder as of the filing of this Amendment, make him well qualified to serve as a director.

William R. Johnson, age 75, a Class III director, has served as Chairman of the Board and a director since January 2017. Mr. Johnson has served as an operating partner of Advent since June 2014. Prior to June 2014, Mr. Johnson held various management and executive positions, including chairman, president and chief executive officer, for H.J. Heinz Company, a global packaged foods manufacturer. Previously, Mr. Johnson also held various positions for Drackett Company, a manufacturer of household cleaning products, Ralston Purina Company, an animal feed, food and pet food company, and Anderson-Clayton & Co., a food products company. Mr. Johnson currently serves as chairman of the board of United Parcel Service, Inc. Mr. Johnson has also served as a director on the boards of other publicly traded CPG companies, including The Clorox Company and PepsiCo, Inc. He earned his B.A. in political science from the University of California, Los Angeles and his M.B.A. from the University of Texas. We believe Mr. Johnson’s significant senior management experience gained through over 13 years of service as the chairman and over 15 years as chief executive officer of the H.J. Heinz Company, a corporation with significant international operations and a large, labor intensive workforce, as well as his deep experience in operations, marketing, brand development and logistics make him well qualified to serve as a director.

Todd R. Lachman, age 60, a Class I director, has served as our Chief Executive Officer and as a director since January 2017 and served as our President from January 2017 to December 2023. Prior to joining Sovos Brands, Mr. Lachman served as operating partner of Altamont Capital Partners, a private equity firm, from May 2015 to March 2016 and a senior advisor to Advent from March 2016 to January 2017. For over 30 years, Mr. Lachman has delivered growth and value creation for some of the largest CPG companies in the United States. Prior to May 2015, Mr. Lachman served as global president of Mars Petcare, served as president of Mars Chocolate North America and Latin America and held various positions at Del Monte Foods Company, the H.J. Heinz Company and The Procter & Gamble Company. Mr. Lachman currently serves on the board of a private company. He earned his B.A. in economics and art history from Colby College and his M.B.A. from the Northwestern University Kellogg School of Management. We believe Mr. Lachman’s experience and perspective as our founder and Chief Executive Officer as well as his extensive CPG experience make him well qualified to serve as a director.

Neha U. Mathur, age 32, a Class I director, has served as a director since September 2021. Ms. Mathur has been a Vice President at Advent since June 2020. Previously, Ms. Mathur co-founded and served on the board of directors of Nom Pot Company from January 2019 to May 2020. From June 2019 to August 2020, she was a summer vice president at Bain Capital, LP and an associate at Advent from August 2016 to July 2018. Prior to August 2016, Ms. Mathur was a business analyst at McKinsey & Company. She earned her B.S. in economics from The Wharton School of the University of Pennsylvania, her B.S.E. in systems engineering from the University of Pennsylvania School of Engineering and Applied Science and her MBA from Harvard Business School. We believe Ms. Mathur’s experience as a director of a food delivery service company and her affiliation with Advent, our largest stockholder as of the filing of this Amendment, make her well qualified to serve as a director.

David W. Roberts, age 40, a Class II director, has served as a director since January 2017. Mr. Roberts has served as a Managing Director at Great Hill Partners since May 2023. Mr. Roberts was a principal at Advent from January 2017 through March 2023 and served in various other positions at Advent from July 2012 through December 2016. Mr. Roberts has served as a director on the board of various companies, including Noosa Yoghurt from 2014 to 2018. He earned his B.A. in economics from Princeton University and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Roberts’s experience as a director of various companies and long-standing experience with and understanding of the Company make him well qualified to serve as a director.

Valarie L. Sheppard, age 60, a Class I director, has served as a director since September 2021. Prior to retiring in March 2021, Ms. Sheppard served as treasurer, controller and group vice president, company transition leader of The Procter & Gamble Company, a multinational consumer goods company, and served as senior vice president, treasurer, comptroller of The Procter & Gamble Company from October 2013 to April 2019. Prior to October 2013, Ms. Sheppard held various management positions for The Procter & Gamble Company, where she had been employed since 1986. Ms. Sheppard previously served as compensation committee chair on the board of directors of Anixter, Inc., a provider of business-to-business distribution logistics services and supply chain solutions, until it was sold in 2020. She earned her B.S. in accounting from Purdue University and her M.S. in industrial administration from the Purdue University Krannert School of Management. We believe Ms. Sheppard’s experience with The Procter & Gamble Company, including as its treasurer and controller, as well as her substantial finance and accounting experience, which makes her an “audit committee financial expert,” make her well qualified to serve as a director.

Vijayanthimala (Mala) Singh, age 53, a Class II director, has served as a director since September 2021. Ms. Singh has served as Chief People Officer of Electronic Arts, Inc., a video game company, since November 2016. Previously, Ms. Singh served as Chief People Officer of minted, LLC, an online marketplace of independent artists and designers, from January 2014 to October 2016. Prior to January 2014, Ms. Singh held various positions for Electronic Arts, Inc., Bristol-Myers Squibb Company and Cigna Corporation. Ms. Singh currently serves on the executive advisory board of a private venture capital firm. She earned her B.A. in organization psychology from Rutgers University and her M.H.R.M. from Rutgers University. We believe Ms. Singh’s experience as a chief people officer of Electronic Arts Inc., including her experience developing compensation programs and talent for a growing company, and her experience as an advisory board member of a venture capital firm make her well qualified to serve as a director.

Audit Committee

The members of our Audit Committee are Mr. Abuaita, Mr. Johnson and Ms. Sheppard. Each of Mr. Johnson and Ms. Sheppard qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d) of Regulation S-K. The Board has affirmatively determined that Ms. Sheppard, Mr. Johnson and Mr. Abuaita each meet the definition of an “independent director” for the purposes of serving on the Audit Committee under applicable Nasdaq rules and Rule 10A-3 under the Exchange Act. The Audit Committee is governed by a charter that complies with the rules of Nasdaq and provides that the primary purposes of the Audit Committee include overseeing:

●	audits of the financial statements of the Company;
●	the integrity of the Company’s financial statements;
●	the Company’s processes relating to risk management;
●	management’s design and maintenance of the Company’s internal control over financial reporting and disclosure controls and procedures including with respect to cybersecurity;
●	the qualifications, engagement, compensation, independence and performance of the Company’s independent auditor, and the auditor’s conduct of the annual audit of the Company’s financial statements and any other services provided to the Company;
●	the performance of the Company’s internal audit function (as applicable);
●	compliance, code of business conduct and ethics, discussing our risk management and risk assessment policies, including with respect to cybersecurity risk;
●	production of the annual report of the Committee required by applicable SEC rules; and
●	the review and approval or ratification of any related person transactions.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Amendment those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal 2023 were satisfied by each person who at any time during fiscal 2023 was a director or an executive officer or held more than 10% of our common stock, except for one late filing reporting one transaction by Mr. Hermida relating to the automatic sale of common stock to cover taxes upon the vesting of an equity award.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) discusses our executive compensation philosophy and programs, decisions the Compensation Committee made under those programs, and the factors considered in making those decisions. This CD&A focuses on the compensation paid in fiscal 2023 to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and our other three most highly compensated executive officers serving at the end of fiscal 2023, whom we refer to collectively as our “named executive officers” or “NEOs” and who are listed below:

Name	Position
Todd R. Lachman	Founder and Chief Executive Officer
Christopher W. Hall	Chief Financial Officer
E. Yuri Hermida	President
Kirk A. Jensen	Chief Operating Officer
Risa Cretella	Chief Sales Officer

Although the discussion in the CD&A is focused on our NEOs, many of our executive compensation programs apply broadly to our executive officers.

2023 Business Highlights

2023 was a momentous year for Sovos Brands. The Company surpassed $1 billion in net sales and significantly over-delivered on its annual operating plan with respect to adjusted EBITDA and net working capital (discussed in more detail below with respect to the Company’s Annual Incentive Plan), while meaningfully reducing its net leverage.  Notably, the Company’s net sales growth was driven primarily by volumes.

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Campbell Soup Company (“Campbell’s”) and Premium Products Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Campbell’s (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly owned subsidiary of Campbell’s.  The Merger consideration of $23 per share reflects a 92% return for stockholders from the Company’s September 2021 IPO price.

Our Executive Compensation Philosophy

We have designed our executive compensation program to attract, motivate, and retain high caliber talent who drive our success and industry leadership while considering Company performance measured over short- and long-term periods. Each year the Compensation Committee reviews the incentive structure, taking into consideration market data, business performance, and our strategic and human capital objectives. In order to attract and retain the talent required to fulfill our mission, accelerate growth, and promote stockholder value, the Compensation Committee’s goal is to implement an executive compensation program that is built upon the following objectives:

●	Attracting and Retaining the Right Talent. Executive compensation should be market-competitive to attract and retain highly motivated talent with a performance-driven mindset.

●	Pay for Performance. A material portion of an executive’s target compensation should be at-risk and directly aligned with Company performance, with short-term (annual performance-based bonus) and long-term (equity awards) incentive programs that appropriately balance business objectives.

●	Alignment with Stockholder Interests. A substantial portion of the NEOs’ total compensation is in equity. Our incentive compensation program focuses on a combination of short- and long-term metrics which motivate the achievement of our Company’s performance targets. We further align the interests of our executive officers and stockholders through our use of stock ownership guidelines and prohibitions on hedging or pledging of common stock.

How We Determine Executive Compensation

Oversight Responsibilities for Executive Compensation

The Compensation Committee is primarily responsible for assisting the Board in overseeing the Company’s employee compensation policies and practices, including, among other things:

●	establishing and overseeing the overall compensation philosophy and compensation programs for the Company, CEO and other executive officers;

●	reviewing and approving the corporate goals and objectives relevant to the compensation of the CEO and other executive officers, including annual and long-term performance goals and objectives;

●	evaluating at least annually the performance of the CEO and other executive officers against the relevant corporate goals and objectives; and

●	reviewing and discussing with management the “Compensation Discussion and Analysis” disclosure required by SEC regulations.

To fulfill these responsibilities, the Compensation Committee reviews recommendations and materials and engages in extensive executive compensation discussions, including with Frederic W. Cook & Co., Inc. (“FW Cook”), our independent compensation consultant, to review best practices and receive a competitive assessment of executive compensation compared to our peers, as discussed further below. The Compensation Committee reviews total compensation and approves each of the elements of executive compensation, and reviews whether compensation programs and practices carry undue risk. The Compensation Committee also solicits the views of our CEO when making compensation decisions for the other executive officers, including the other NEOs. None of our NEOs participate in their own compensation discussion.

Role of the Compensation Consultant

In 2023, the Compensation Committee continued to engage FW Cook as its independent compensation consultant to consult on the design of the Company’s executive compensation program in support of our business strategy. FW Cook also reviews the competitiveness of the compensation of the NEOs and certain other executive officers, evaluates market pay data and competitive-positioning, provides analyses and inputs on program structure, performance measures and goals, provides updates on market trends and the regulatory environment as it relates to executive compensation, reviews various management proposals presented to the Compensation Committee related to executive compensation and provides objective analysis and recommendations relating to such proposals. FW Cook also consults on the design and structure of our non-employee director compensation program. FW Cook does not perform other services for the Company and will not do so without the prior consent of the Compensation Committee. FW Cook meets with the Compensation Committee, outside the presence of management, in executive sessions. After taking into consideration the Nasdaq independence standards and SEC rules as they relate to FW Cook, the Compensation Committee determined that FW Cook’s work does not raise a conflict of interest.

Market Data

When setting executive compensation, the Compensation Committee considers competitive comparison of executive pay levels, program design and related compensation governance practices at similarly sized consumer packaged goods peers identified by FW Cook, with direction from the Compensation Committee. Each year the compensation peer group is reviewed and modified as circumstances warrant. For 2023, our peer group used to inform decisions on executive pay opportunities was comprised of the following 15 companies with which we may compete for business and/or talent:

2022-2023 Compensation Peer Group
B&G Foods	Hain Celestial	Landec

BellRing Brands	Hostess Brands	Seneca Foods

Beyond Meat	J&J Snack Foods	Simply Good Foods

Flowers Foods	Lamb Weston	Utz Brands

FreshPet	Lancaster Colony	Vital Farms

When establishing each NEO’s target total direct compensation opportunity for 2023, the Compensation Committee considered the competitive market for the compensation peer group. Market comparison information for the NEOs was sourced from publicly available peer group information as well as third-party survey data. Both data sources served as important reference points in assessing the competitiveness of base salary, incentive targets, and total direct compensation, as well as on overall market design practices.

2023 Named Executive Officer Compensation

The primary components of our NEO compensation program include base salary, annual performance-based cash incentives and long-term equity compensation. The components of our fiscal 2023 compensation program are described in more detail below.

Base Salary

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Base salary is reviewed annually and adjusted as appropriate. Our NEOs are not eligible for automatic annual base salary increases. For 2023, the Compensation Committee approved an increase to Mr. Lachman’s base salary to $875,000 from $800,000 and Ms. Cretella’s base salary to $450,000 from $435,000, in recognition of their individual performance, role and responsibilities, and after considering market data presented by FW Cook. See the “Summary Compensation Table” below for the fiscal 2023 base salary of each of our NEOs.

Annual Cash Incentive Awards

We award annual cash incentive opportunities to each of our NEOs under the Sovos Brands, Inc. Annual Cash Incentive Plan (the “Annual Incentive Plan” or “AIP”). The Annual Incentive Plan is an important part of our total compensation as it encourages participants to work proficiently toward improving operating performance at the Company by providing performance-based annual cash incentive awards to motivate and reward eligible employees for the achievement of, meeting and/or exceeding pre-determined performance objectives. Performance objectives are established annually by our Compensation Committee and aim to focus on achieving annually established financial targets that are key indicators of ongoing operational performance and support our business strategy.

The Compensation Committee reviews our target annual bonus opportunities each year to ensure they are competitive. For 2023, each NEO had an annual incentive opportunity expressed as a percentage of the NEO’s base salary as of October 1. Earned cash incentives could range from 0% to 200% of target bonus opportunity.

Name	2023 Target Bonus Opportunity As Percent of Base Salary
Todd R. Lachman	135%
Christopher W. Hall	75%
E. Yuri Hermida	100%
Kirk A. Jensen	75%
Risa Cretella	75%

The AIP for 2023 was structured around the Company’s performance against three financial metrics: net sales (weighted 40%), adjusted EBITDA (weighted 50%), and net working capital as a percentage of net sales (weighted 10%). At the beginning of fiscal 2023, our Compensation Committee approved the performance targets under our AIP for each metric, which targets were applicable to our NEOs. Performance targets were set to be challenging but attainable based on the expectations for the business at the time that the goals were set. In each case, the AIP targets of $915.5 million for net sales, $131.0 million for adjusted EBITDA, and 8.0% for net working capital as a percentage of net sales were derived from the Company’s fiscal year 2023 annual operating plan (AOP) financial objectives. These targets put the Company in the top quartile as compared to calendar year 2023 Wall Street consensus growth expectations for 20 market-leading consumer packaged goods companies used by the Company for purposes of setting AIP targets. Under the AIP for fiscal 2023, in order for the annual incentive pool to begin to be funded, the Company had to achieve a minimum threshold of 92% of the established adjusted EBITDA performance target. If the minimum performance threshold for adjusted EBITDA was not satisfied, the pool would not have been funded and no annual cash incentive payments would have been payable to participants – even if the Company met or exceeded threshold performance for the other two performance metrics. Additionally, the maximum performance goal for net sales and adjusted EBITDA was established at 120% of the target goal, compared to 2022 when the maximum goal corresponded to 110% of the target goal.

Performance Metric (dollars in millions)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)	Weighting	Actual Performance	Payout Percentage per Metric Based on Actual Performance	Overall Payout Percentage Based on Actual Performance (1)
Net Sales	$878.9	$915.5	$1,098	40%	$1,020.4	157.3%
	(96% of target)		(120% of target)
Adjusted EBITDA(2)	$120.5	$131.0	$157.2	50%	$157.8	200.0%	183%
	(92% of target)		(120% of target)
Net Working Capital (3)	9.0%	8.0%	7.0%	10%	6.1%	200.0%

(1)	The Compensation Committee approved the payment of the 2023 AIP at 200% in recognition of significant efforts as discussed below. See table below for payouts to each NEO.

(2)	For purposes of the 2023 Annual Incentive Plan, the Company’s performance metric for adjusted EBITDA was based on the Company’s calculation of adjusted EBITDA reported in the Original Form 10-K. Adjusted EBITDA is calculated as EBITDA with add-back adjustments for: (i) non-cash equity-based compensation expense, (ii) non-recurring costs, (iii) unrealized loss (gain) on foreign currency contracts, (iv) supply chain optimization, and (v) transaction and integration costs. See reconciliation of adjusted EBITDA to net income on page 55 of the Original 10-K under section titled “Non-GAAP Financial Measures.” The Compensation Committee’s decision to pay AIP at 200% reduced our reported adjusted EBITDA by $1.7 million to $156.1 million.

(3)	Our net working capital performance metric is calculated as the difference between short-term assets (accounts receivable, inventory and prepaid expenses) and short-term liabilities (accounts payable and accrued expenses), divided by (or as a percent of) net sales.

Based on the above, cash incentives were earned at 183% of target against financial targets under the AIP. However, in light of numerous achievements in 2023, the Compensation Committee exercised discretion to increase overall payouts under the AIP, including for each NEO, from 183% of target to 200% of target. The Compensation Committee’s determination was made primarily to recognize the Company’s significant overachievement against targets in 2023, particularly in light of the stretch nature of the original target and maximum goals. Such overachievement included the Company’s over-delivery of adjusted EBITDA and net working capital, which in each case exceeded the amount necessary for a maximum 2023 AIP payout with respect to such metric. Additionally, the Committee desired to recognize execution of the Merger Agreement; recognize and reward employees’ continued execution despite the uncertainty created by the pending Merger; and provide additional retention until the payments of the 2023 AIP. The Compensation Committee further considered that the Company had also driven an extremely healthy cash position of $232 million in 2023, up almost $100 million from 2022.

The target bonus opportunities and resulting payout approved by our Compensation Committee for each NEOs for fiscal 2023 were:

Name	2023 Target Bonus Opportunity As Percent of Base Salary	2023 Target Bonus	2023 AIP % Earned	2023 AIP Amount Earned	Approved Payout Percentage	2023 AIP Payment
Todd R. Lachman	135%	$1,181,250	183%	$2,161,688	200%	$2,362,500
Christopher W. Hall	75%	$348,750	183%	$638,213	200%	$697,500
E. Yuri Hermida	100%	$550,000	183%	$1,006,500	200%	$1,100,000
Kirk A. Jensen	75%	$337,500	183%	$617,625	200%	$675,000
Risa Cretella	75%	$337,500	183%	$617,625	200%	$675,000

Additionally, Mr. Hermida was eligible for a sign-on, performance-based cash bonus of $1,100,000 in order to compensate him for potential payouts forgone when he left his prior company. Such performance bonus became payable on June 1, 2023 if the Company was on-track to meet or exceed the threshold net sales and adjusted EBITDA performance metrics in the Company’s 2023 AOP as established by the Compensation Committee under the AIP for fiscal 2023. This performance-based cash bonus was paid on June 1, 2023, because the Company was on-track to meet or exceed such thresholds.

Equity Compensation

Annual long-term incentive compensation is intended to align the interests of our leadership, including our NEOs, with those of our stockholders, reward the achievement of long-term value creation, and promote retention of key talent.  We adopted the Sovos Brands, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) in September 2021 in connection with our IPO, pursuant to which we have generally granted annual equity awards in the form of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs). The 2021 Plan is administered by our Compensation Committee.

We also have a legacy incentive plan, the Sovos Brands Limited Partnership 2017 Equity Incentive Plan (the “2017 Plan”), under which Sovos Brands Limited Partnership (the Company’s sole stockholder prior to the Company’s IPO) issued incentive unit awards. In connection with the Company’s IPO, Sovos Brands Limited Partnership distributed its shares of Sovos Brands, Inc. common stock to its limited partners, including holders of such incentive unit awards, in accordance with the applicable terms of its partnership agreement. Holders of unvested incentive unit awards received shares of restricted common stock of Sovos Brands, Inc. in respect of their incentive unit awards. Such unvested restricted stock is described below. We have not granted any awards under the 2017 Plan since the IPO.

2023 Annual Equity Awards

Our 2023 LTI program consists of RSUs and PSUs granted under the 2021 Plan with the following weighting and vesting terms:

Award Type	Weighting	Description / Objective
RSUs	40%

•              Vest one-half on each of the first two anniversaries of the grant date, other than for Mr. Lachman, whose Annual RSUs vest one-third on each of the first three anniversaries of the grant date.

•              Realized value linked to TSR while promoting retention of talent.

PSUs	60%	• Vest based on the Company’s TSR relative to the TSRs of the companies in the compensation peer group, over a three-year performance period:

		Performance Level (payout % of target PSUs)	Threshold (50% of target payout)	Target (100% of target payout)	Maximum (200% of target payout)
		Relative TSR Percentile Rank	30th percentile vs compensation peers	60th percentile vs compensation peers	90th percentile vs compensation peers

-               Straight-line interpolation applies between achievement levels.

-               Regardless of the relative TSR achieved, if the Company’s TSR over the performance period is negative, the maximum vesting shall be 100% of the target Annual PSUs.

•               Realized value linked to both absolute and relative TSR while promoting retention of key talent

The table below summarizes intended target value of equity awards made to our named executive officers in 2023:

	2023 Equity Awards
	Annual RSUs	Annual Target PSUs	Total
Name	Intended Target Value	Intended Target Value(1)	Intended Target Value
Todd R. Lachman	$1,320,000	$1,980,000	$3,300,000
Christopher W. Hall	$400,000	$600,000	$1,000,000
E. Yuri Hermida	$440,000	$660,000	$1,100,000
Kirk A. Jensen	$200,000	$300,000	$500,000
Risa Cretella	$300,000	$450,000	$750,000

(1)	Grant-date fair value of PSUs as reported in the Grants of Plan Based Awards Table and Summary Compensation Table differs from the target values in this table because the grant date fair value is calculated using a Monte-Carlo model for each award on the date of grant, as determined under FASB ASC 718 based on the probable outcome of the relative TSR vesting hurdles as of the grant date.

The number of RSUs and the target number of PSUs granted to each executive was determined by taking the intended target value divided by the closing price of our common stock on the date prior to the grant date.

Additionally, $100,000 in RSUs were awarded to Mr. Hermida upon his promotion to President in December 2023.

IPO Equity Grants

In connection with the IPO on September 23, 2021, our Board granted RSUs (the “IPO RSUs”) under the 2021 Plan to our salaried employees, including our NEOs who were then employees. The IPO RSUs cliff vest in full upon the third anniversary of the date of grant subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

In connection with the IPO, the Board also granted PSUs (the “IPO PSUs”) under the 2021 Plan to our vice presidents, senior vice presidents and senior executive team members, including our NEOs who were then employees. The Compensation Committee also granted IPO PSUs to Mr. Hermida when he joined the Company in October 2022 to compensate him for equity awards forgone when he left his prior company.

The IPO PSUs vest based on the highest 20-day volume weighted average price of our stock during the three-year period following the grant date as compared to the 20-day volume weighted average price of our stock immediately following the IPO (the “baseline stock price”), with 25% vesting upon achievement of a stock price increase of 25% over the baseline stock price and 100% vesting upon achievement of a stock price increase of 100% over the baseline stock price, with linear interpolation between achievement levels, generally subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.” Upon a change in control (as defined in the 2021 Plan), the performance condition is deemed satisfied at 100% and the IPO PSUs remain subject solely to time-based vesting over the remainder of the three-year period, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

In February 2023, to improve executive retention, the Compensation Committee determined to modify the IPO PSUs, including for each of our NEOs, to provide that the IPO PSUs instead vest (i) 50% on September 23, 2024 and 50% on September 23, 2025, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control,” or (ii) upon achievement of the original vesting criteria, if earlier. The incremental expense associated with this modification is reflected in the Summary Compensation Table below for fiscal 2023.

Restricted Stock

Prior to our IPO, awards were issued to Mr. Lachman, Mr. Hall, Mr. Jensen, and Ms. Cretella under the 2017 Plan, which provided for grants of incentive units (the “Time-Based Incentive Units” and the “Performance-Based Incentive Units”) in Sovos Brands Limited Partnership, our parent entity prior to our IPO, to our employees, independent directors and other service providers, as well as to directors, employees and other service providers of our subsidiaries or affiliates.

In connection with our IPO, Mr. Lachman, Mr. Hall, Mr. Jensen, and Ms. Cretella received shares of common stock in respect of their vested Time-Based Incentive Units. Additionally, pursuant to a restricted stock award agreement with us and Sovos Brands Limited Partnership, these NEOs received shares of restricted common stock in respect of their unvested Time-Based Incentive Units (such shares, the “Time-Based Restricted Stock”) and their unvested Performance-Based Incentive Units (such shares, the “Performance-Based Restricted Stock”). Under their applicable restricted stock agreements, the Time-Based Restricted Stock continued to vest on the same schedule as the Time-Based Incentive Units with respect to which such Time-Based Restricted Stock was distributed. As of the end of fiscal 2023, all of Mr. Lachman’s, Mr. Hall’s, Mr. Jensen’s, and Ms. Cretella’s Time-Based Restricted Stock was vested. Following the IPO, we have not granted and will not grant any further awards under the 2017 Plan.

The Performance-Based Restricted Stock vests based on Advent’s receipt of aggregate cash amounts (including marketable securities as such term is defined in the Incentive Unit award agreements) representing at least a multiple of invested capital (“MOIC”) of 2.0 MOIC, 2.5 MOIC, 3.0 MOIC, and 4.0 MOIC, as applicable, with linear interpolation between MOIC achievement levels. Performance will be measured on a change in control or as Advent sells shares of our common stock following our IPO. Performance will also be measured on the earlier of (i) the 30 month anniversary of our IPO and (ii) the point in time when Advent owns 25% or less of the shares it held before our IPO, with, in each case, all shares still held by Advent at such time valued at the average trading price over a period of 30 consecutive days. Pursuant to their respective restricted stock award agreements, certain holders of Performance-Based Restricted Stock awards, including Mr. Lachman, Mr. Hall, Mr. Jensen, and Ms. Cretella, have the opportunity to elect to have performance measured at the point in time when Advent owns 25% or less of the shares it held before the IPO rather than upon the 30-month anniversary of the IPO. The Performance-Based Restricted Stock awards eligible for vesting on the achievement of 2.0 MOIC were also eligible to vest if Advent’s receipt of aggregate cash amounts, including the value of our shares held by Advent following the IPO (valued for such purposes at the average trading price over the first 30 consecutive days after the IPO) would result in Advent’s achievement of 2.0 MOIC. Based on the foregoing, such 2.0 MOIC Performance-Based Restricted Stock awards vested effective November 3, 2021. Vesting of Performance-Based Restricted Stock awards is subject to continued employment on the applicable measurement date, except as described in the section titled “Potential Payments upon Termination of Employment or Change in Control” below. See the “Outstanding Equity Awards as of December 30, 2023” below.

The foregoing description reflects modifications to vesting terms of the Performance-Based Incentive Units that were made in connection with the IPO. The incremental expense associated with these modifications is reflected in the Summary Compensation Table below for fiscal 2021. Following the IPO, in November 2021, the Compensation Committee determined to further modify a portion of the Performance-Based Restricted Stock awards, including for Mr. Lachman, Mr. Hall, Mr. Jensen, and Ms. Cretella, to provide that a portion of the shares that would have vested based upon a 4.0 MOIC (including any related linear interpolation) instead vest on the last day of fiscal 2022 or on the last day of fiscal 2023, generally subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control,” or upon achievement of the 4.0 MOIC vesting criteria, if earlier. The incremental expense associated with these modifications is also reflected in the Summary Compensation Table for fiscal 2021. Such modified Performance-Based Restricted Stock awards were vested in full as of the last day of fiscal 2023.

In February 2023, to improve executive retention, the Compensation Committee determined to modify half of the Performance-Based Restricted Stock that would have vested solely based upon a 3.0 MOIC or 4.0 MOIC (including any related linear interpolation) to provide that such Restricted Stock instead vests (i) 50% on September 23, 2024 and 50% on September 23, 2025 or (ii) upon achievement of the applicable 3.0 MOIC or 4.0 MOIC vesting criteria, if earlier, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.” The incremental expense associated with this modification is reflected in the Summary Compensation Table for fiscal 2023. The shares that vest upon achievement of the 2.5 MOIC vesting criteria are unaffected by this modification.

The terms of the applicable restricted stock agreements provide that any such Restricted Stock that does not vest forfeits to Sovos Brands Limited Partnership.

Other Benefits

Our NEOs are also entitled to certain other benefits, subject to their enrollment, including a 401(k) plan with matching contributions, life insurance and group health insurance. We cover the tax payments for our NEOs with respect to their life and health insurance premiums.

Other Compensation and Governance Matters

Employment Arrangements and Severance

Other than our CEO who has an employment agreement with us, we provided offer letters to each of our NEOs that set forth the basic terms of at-will employment and establish the individual’s base salary, eligibility to participate in the annual bonus plan and receive equity awards, and eligibility to participate in standard employee benefits. Mr. Lachman’s employment agreement, in addition to setting forth the basic terms of employment as provided under our offer letters, provides for certain benefits under qualifying terminations. See “NEO Employment Arrangements” below for a description of the terms of such agreements.

We also maintain the Sovos Brands, Inc. 2023 Amended and Restated Executive Severance Plan (the “Executive Severance Plan”) that applies to our executive officers, other than Mr. Lachman, who is entitled to severance under his employment agreement, and Mr. Jensen, who is entitled to severance under the Executive Severance Plan as augmented by his letter agreement (as described below). The Executive Severance Plan, including certain amendments approved during 2023 following benchmarking by FW Cook, is further described below under “Potential Payments Upon Termination or Change in Control – Executive Severance Plan.”

The Compensation Committee believes that these arrangements are important to attracting and retaining key talent and promoting focus on achievement of long-term strategic objectives because they provide financial protection in the event of certain involuntary termination scenarios. In particular, our severance arrangements are intended to align executive and stockholder interests by enabling executives to evaluate corporate transactions that may be in the best interests of stockholders without undue concern over whether the transactions may jeopardize the executives’ own employment and promoting retention during the pendency of any transaction (see “Potential Payments Upon Termination or Change in Control” for further detail).

Stock Ownership Guidelines

Upon the recommendation of the Compensation Committee, the Board adopted the following stock ownership guidelines applicable to our executive officers:

Ownership Requirement
Position	(multiple of cash retainer/base salary)
Chief Executive Officer	6x
All Other Executive Officers	3x

In addition to shares held outright (whether directly or indirectly), unvested restricted stock and restricted stock units that vest based on time (including any that vest based on time but may vest sooner based on performance) count towards the ownership threshold. Restricted stock and restricted stock units that vest only based on performance do not count. Although we do not currently grant stock options, the stock ownership guidelines provide that unexercised stock options (whether vested or unvested) also do not count.

Until the applicable multiple is achieved, an executive officer is expected to retain 75% of the shares received under any Company equity plan, net of shares for taxes on such awards. As of the date of this Amendment, all executive officers meet or exceed their ownership requirement or comply with the retention ratio.

Anti-Hedging and Anti-Pledging Policies

Under our Insider Trading Policy, our directors and executive officers as well as our senior vice presidents, certain vice presidents, assistant controller, director of internal audit and SEC reporting manager and others identified from time to time, are not permitted to purchase a financial instrument or enter into any transaction that is designed to hedge, establish downside price protection or otherwise offset declines in the market value of our common stock, including puts, calls, prepaid variable forward contracts, equity swaps, collars, exchange funds (excluding broad-based index funds) and other financial instruments that are designed to or have the effect of hedging or offsetting any decrease in the market value of our common stock. Additionally, such persons also may not pledge Company securities, including as collateral for a margin loan.

Clawback

In November 2023, the Board, upon the recommendation of the Compensation Committee, approved the Sovos Brands, Inc. Clawback Policy pursuant to, and consistent with, the listing requirements of Nasdaq. The policy applies to the Company’s current and former executive officers and provides for the mandatory recovery of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws.

Compensation Risk Assessment

Pursuant to the Compensation Committee’s charter, at least annually, the committee reviews the Company’s compensation policies and practices for executives, management employees and employees generally to assess whether such policies and practices could lead to excessive risk taking behavior and the manner in which any risks arising out of the Company’s compensation policies and practices are monitored and mitigated and adjustments necessary to address changes in the Company’s risk profile. Based on such review, the Compensation Committee believes that our compensation program does not create risks that are reasonably likely to have a materially adverse effect on the Company.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Jefferson M. Case, Chair	David W. Roberts
William R. Johnson	Vijayanthimala (Mala) Singh

Summary compensation table

The following table sets forth summary information concerning the compensation of our NEOs for each of the last three completed fiscal years.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and principal		Salary	Bonus	Awards	Compensation	Compensation	Total
position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Todd R. Lachman	2023	875,000	200,813	8,408,689	2,161,688	140,694	11,786,883
Chief Executive	2022	800,000	—	3,060,959	1,490,400	416,543	5,767,902
Officer	2021	725,000	294,230	11,762,837	643,413	157,841	13,583,321
Christopher W. Hall	2023	465,000	59,288	2,090,939	638,213	230,666	3,484,106
Chief Financial Officer	2022(5)	465,000	—	1,138,733	481,275	130,018	2,215,026
	2021	440,000	79,363	2,234,321	173,549	28,629	2,955,862
E. Yuri Hermida(6)	2023	550,000	93,500	1,873,044	2,106,500	71,922	4,694,966
President	2022	102,291	—	3,928,226	141,403	4,626	4,176,546
Kirk A. Jensen(7)	2023	450,000	57,375	1,160,162	617,625	61,620	2,346,782
Chief Operating Officer	2022	450,000	—	1,569,362	434,700	99,047	2,553,109
Risa Cretella(8)	2023	450,000	57,375	1,355,225	617,625	57,154	2,537,379
Chief Sales Officer

(1)	For fiscal 2023, represents the amount under the 2023 Annual Incentive Plan that the Compensation Committee determined in its discretion to be paid out above the 183% achievement level attained under the plan disclosed in this table under “Non-Equity Incentive Plan Compensation.” See footnote 3 to this table and the discussion under “Annual Cash Incentive Awards” in CD&A above.

(2)	For fiscal 2023, represents (i) the aggregate grant date fair value of RSUs and PSUs that were granted in fiscal 2023, (ii) the incremental value of the IPO PSUs that were modified in February 2023 as discussed under “Equity Compensation—IPO Equity Grants” in CD&A above, and (iii) the incremental value of the Performance-Based Restricted Stock that was modified in February 2023 as discussed under “Equity Compensation – Restricted Stock” in CD&A above. The grant date fair value of the PSUs is computed based on the probable outcome of the performance conditions as of the grant date at target. The aggregate grant date fair value of the PSUs at maximum performance as computed in accordance with FASB ASC Topic 718 for each NEO is as follows: Mr. Lachman – $4,962,819; Mr. Hall – $1,510,403; Mr. Hermida – $1,654,273; Mr. Jensen – $751,917; and Ms. Cretella – $1,127,910. The foregoing amounts are consistent with the estimate of aggregate compensation cost to be recognized by the Company over the performance period of the award determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the valuations are set forth in Note 16 to the Original 10-K Filing.

(3)	For fiscal 2023, represents performance-based amounts earned at 183% of target under our 2023 Annual Incentive Plan as described in CD&A under “Annual Cash Incentive Awards.” For Mr. Hermida, also includes $1,100,000 for his performance-based cash bonus that was payable on June 1, 2023, which was intended to compensate him for amounts forgone when he left his prior company. See discussion in CD&A above.

(4)	For fiscal 2023, payments to our NEOs included in the “All Other Compensation” column include the following:

	Long term					Dividend
	Disability	Life		401 (k)	Health	Holdback	Tax
	Insurance	Insurance	Cell Phone	Matching	Insurance	Payments	Reimbursements
Name	Premiums	Premiums	Allowance	Contributions	Premiums	(a)	(b)	Total
Todd R. Lachman	$11,231	$38,746	$1,200	$7,673	$36,661	$—	$45,183	$140,694
Christopher W. Hall	$650	$1,171	$1,200	$—	$24,213	$203,432	$—	$230,666
E. Yuri Hermida	$9,625	$5,496	$1,200	$13,200	$36,661	$—	$5,740	$71,922
Kirk A. Jensen	$4,605	$3,896	$1,200	$13,200	$36,661	$—	2,058	$61,620
Risa Cretella	$2,926	$2,496	$1,200	$13,200	$36,661	$—	$671	$57,154

(a) In June 2021, the Company paid a one-time cash dividend to Sovos Brands Limited Partnership, its ultimate parent at the time. The limited partnership distributed the dividend to its limited partners; however, distribution amounts associated with time-based incentive units of the limited partnership that were unvested as of June 30, 2022 were withheld until such limited partnership interests vested based on continued service with the Company. Dividend Holdback Payments reflect the amounts distributed by the limited partnership to the executive in fiscal 2023.

(b) Represents reimbursements by the Company for taxes relating to payments of insurance premiums on behalf of the executive.

(5)	Mr. Hall was a NEO for fiscal 2021 and fiscal 2023, but not for fiscal 2022; however, compensation for fiscal 2022 is being provided pursuant to applicable SEC Staff guidance.

(6)	Mr. Hermida joined the Company in October 2022 as its Chief Growth Officer and first became a NEO for fiscal 2022. IPO PSUs were granted to Mr. Hermida when he joined the Company to compensate him for equity awards forgone when he left his prior company. Mr. Hermida was promoted to President in December 2023.

(7)	Mr. Jensen first became a NEO for fiscal 2022.

(8)	Ms. Cretella first became a NEO for fiscal 2023.

Grants of Plan Based Awards

The following table specifies the grants of awards made under our cash bonus and equity incentive plans to the NEOs during and for fiscal 2023.

	Type of		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock Underlying Units	Grant Date Fair Value of Stock
Name	Award	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(3)(4)(5)(6)	Awards (7)
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
Todd R. Lachman	AIP	—	295,313	1,181,250	2,362,500				—	—
	Annual RSU(3)	2/10/2023	—	—	—				94,964	1,320,000
	Annual PSU (2)	2/10/2023	—	—	—	71,223	142,446	284,892	—	2,481,409
	IPO PSU Modification(4)	2/10/2023	—	—	—				280,000	1,783,600
	MOIC Modification(5)	2/10/2023	—	—	—				259,224	3,489,155
Christopher W. Hall	AIP	—	87,188	348,750	697,500				—	—
	IPO PSU Modification (4)	2/10/2023	—	—	—				83,333	530,831
	MOIC Modification (5)	2/10/2023	—	—	—				36,495	755,201
	Annual RSU(3)	6/7/2023	—	—	—				21,378	399,982
	Annual PSU(2)	6/7/2023	—	—	—	16,034	32,068	64,136	—	755,201
E. Yuri Hermida	AIP	—	137,500	550,000	1,100,000				—	—
	Annual RSU(3)	2/10/2023	—	—	—				31,654	439,991
	Annual PSU(2)	2/10/2023	—	—	—	23,741	47,482	94,964	—	827,136
	IPO PSU Modification(4)	2/10/2023	—	—	—				79,422	505,918
	One-Time Promotion Award(6)	12/4/2023	—	—	—				4,562	99,999
Kirk A. Jensen	AIP	—	84,375	337,500	675,000				—	—
	Annual RSU(3)	2/10/2023	—	—	—				14,388	199,993
	Annual PSU(2)	2/10/2023	—	—	—	10,791	21,582	43,164	—	375,958
	IPO PSU Modification(4)	2/10/2023	—	—	—				31,250	199,063
	MOIC Modification(5)	2/10/2023	—	—	—				35,544	478,422
Risa Cretella	AIP	—	84,375	337,500	675,000				—	—
	Annual RSU(3)	2/10/2023	—	—	—				21,582	299,990
	Annual PSU(2)	2/10/2023	—	—	—	16,187	32,374	64,748	—	563,955
	IPO PSU Modification(4)	2/10/2023	—	—	—				22,916	145,975
	MOIC Modification(5)	2/10/2023	—	—	—				32,211	433,560

(1)	Awards under the Annual Incentive Plan could meet, exceed or be less than target. Amounts are not guaranteed and are based on targets established and scored by our Compensation Committee. The maximum represents the potential payout if certain pre-established performance objectives are exceeded. Threshold represents the lowest amount payable if any amount is paid under the AIP and reflects achievement of threshold for the adjusted EBITDA metric and failure to achieve threshold for the net sales and working capital metrics. If the minimum performance threshold for adjusted EBITDA of 92% was not satisfied, the pool would not have been funded and no annual cash incentive payments would have been payable irrespective of performance under the other plan metrics. For additional information, please refer to the CD&A above. Actual Annual Incentive Plan payouts are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” and the “Bonus” columns.

(2)	The columns under “Estimated Future Payouts Under Equity Incentive Plan Awards” represent the estimated future payouts of Annual PSUs granted in fiscal 2023 that vest based on the Company’s performance over a three-year performance period. Earned payments range from 0% to 200% of target based on performance. Annual PSU Awards vest based on the Company’s stockholder return as compared to the total stockholder return of identified comparator companies (“RTSR”), as measured on the third anniversary of the grant date, subject to continued service, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.” See “2023 Equity Awards” in CD&A above.

(3)	Annual RSUs vest one-third on each of the first three anniversaries of the grant for Mr. Lachman and vest one-half on each of the first two anniversaries of the grant for Mr. Hall, Mr. Hermida, Mr. Jensen and Ms. Cretella.

(4)	The IPO PSUs originally granted on September 23, 2021 (or, in the case of Mr. Hermida, on October 24, 2022,) were modified to vest (i) 50% on September 23, 2024 and 50% on September 23, 2025 or (ii) upon the original vesting criteria, if earlier, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(5)	Half of the Performance-Based Restricted Stock originally granted on September 22, 2021 that would have vested based solely on a 3.0 MOIC or 4.0 MOIC (including linear interpolation) were amended to provide that such restricted stock vests (i) 50% on September 23, 2024 and 50% on September 23, 2025 or (ii) upon achievement of the applicable 3.0 or 4.0 MOIC vesting criteria, if earlier, subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(6)	The one-time promotion award RSU for Mr. Hermida vests one-third on each of the first three anniversaries of the grant, subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(7)	The amounts included in this column reflect the aggregate grant date fair value of PSUs and RSUs granted to the NEOs in fiscal year 2023, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. Information about the assumptions used to calculate the grant date fair value of such equity awards can be found in Note 16. Equity-Based Compensation to the consolidated financial statements included in the Original Form 10-K. For the “IPO PSU Modification” described in note 4 to this table and the “MOIC Modification” described in note 5 to this table, the amounts included in this column represent the incremental value of the modified awards as of the modification date.

NEO Employment Arrangements

Other than our CEO who has an employment agreement with us, we provided offer letters to each of our NEOs that set forth the basic terms of at-will employment and establish the individual’s base salary, eligibility to participate in the annual bonus plan and receive equity awards, and eligibility to participate in standard employee benefits. Mr. Lachman’s employment agreement, in addition to setting forth the basic terms of employment as provided under our offer letters, provides for certain benefits under qualifying terminations.

Todd R. Lachman

We entered into an employment agreement with Mr. Lachman in January 2017 (such agreement, as amended on September 1, 2021 and June 29, 2023, the “Lachman Employment Agreement”). All capitalized terms not defined in this section have the meanings set forth in the Lachman Employment Agreement.

The Lachman Employment Agreement provides for a four-year term beginning on January 31, 2017, with automatic one-year renewals thereafter. The Lachman Employment Agreement provides that Mr. Lachman will receive a base salary, which will be reviewed annually by our Board and may be increased, but not decreased without Mr. Lachman’s consent, by the Board. See the “Summary Compensation Table” above for Mr. Lachman’s base salary for fiscal 2023. The Lachman Employment Agreement also provides that Mr. Lachman is eligible to receive an annual performance-based cash bonus based on his performance, with a target annual bonus equal to 100% of his base salary. Mr. Lachman’s bonus target has since been increased and was 135% of base salary for fiscal 2023. Additionally, the Lachman Employment Agreement provided for awards to be issued to Mr. Lachman under the 2017 Plan and the terms of such awards, which awards were made pursuant to certain Incentive Unit award agreements. See the “Outstanding Equity Awards” table above for a summary of Mr. Lachman’s outstanding equity incentive awards as of December 30, 2023 and “Potential Payments upon Termination of Employment or Change in Control” below for more information about the treatment of Mr. Lachman’s outstanding equity awards in connection with his termination under certain circumstances.

In addition to the above, Mr. Lachman participates in the employee benefits programs offered by us to our employees generally.

Mr. Lachman may terminate the Lachman Employment Agreement at any time and for any reason with 60 days’ prior written notice, provided, however, that we may accelerate Mr. Lachman’s last day of employment to any date within the 60-day notice period without converting the resignation into anything other than a voluntary resignation. Mr. Lachman’s employment terminates automatically upon his death. We may terminate Mr. Lachman’s employment for Disability upon 30 days’ prior written notice or immediately upon written notice for Cause. In the event that Mr. Lachman’s employment is terminated due to his Death or Disability, we must provide Mr. Lachman’s beneficiaries with his Accrued Benefits and Pro-Rata Bonus for the year in which his Death or Disability occurred.

Under the Lachman Employment Agreement, in the event that his employment is terminated by the Company other than for Cause or Disability, or he resigns with Good Reason, or the Company elects not to renew his employment agreement, in each case, within 24 months following a change in control, Mr. Lachman is eligible to receive his Accrued Benefits and the following severance benefits, subject to his execution and non-revocation of a release of claims:

-	an amount equal to the sum of two (2) times Mr. Lachman’s Base Salary plus two (2) times Mr. Lachman’s Target Bonus, payable in substantially equal installments for 24 months following the termination date;

-	the Pro-Rata Bonus; and

-	to the extent that Mr. Lachman timely elects continuation coverage under COBRA, reimbursement for the applicable COBRA premiums, if any, under the Company’s or its subsidiaries’, as applicable medical, dental and vision plans for him and his eligible dependents until the earlier of (x) 18 months following Mr. Lachman’s termination, or (y) Mr. Lachman obtains new employment that provides substantially similar medical, dental and vision coverage is obtained (the “COBRA Benefit”).

Under the Lachman Employment Agreement, in the event that his employment is terminated by the Company other than for Cause or Disability or he resigns for Good Reason, or the Company elects not to renew his employment agreement, in each case, prior to a change in control, Mr. Lachman is eligible to receive his Accrued Benefits and the following severance benefits instead of the benefits provided above:

-	an amount equal to the sum of two (2) times Mr. Lachman’s Base Salary plus one (1) times Mr. Lachman’s Target Bonus, payable in substantially equal installments for 24 months following the termination date;

-	the Pro-Rata Bonus; and

-	the COBRA Benefit.

The payments and benefits provided under Mr. Lachman’s employment agreement are in lieu of any other termination or severance payments or benefits for which he may be eligible under any of the plans, policies or programs of the Company or any of its subsidiaries or affiliates. In consideration of the payments and benefits under Mr. Lachman’s employment agreement, such agreement includes a non-solicitation covenant as well as a confidentiality covenant in the Company’s favor.

Christopher Hall

We have an offer letter with Mr. Hall dated July 17, 2019 (the “Hall Offer Letter”) pursuant to which Mr. Hall serves as our Chief Financial Officer. The Hall Offer Letter provides for a base salary that may be increased annually based on merit. See the “Summary Compensation Table” above for Mr. Hall’s base salary for fiscal 2023. Pursuant to the Hall Offer Letter, Mr. Hall is entitled to participate in the Annual Incentive Plan at a target rate of 60% of his annual eligible base salary, which has since been increased to 75%, and Mr. Hall received a grant of 3,500 Incentive Units under the 2017 Plan pursuant to a separate Incentive Unit award agreement. See the “Outstanding Equity Awards” table above for a summary of Mr. Hall’s outstanding equity incentive awards as of December 30, 2023, and “Potential Payments upon Termination of Employment or Change in Control” below for more information about the treatment of Mr. Hall’s outstanding equity awards in connection with his termination under certain circumstances.

Mr. Hall is also party to a confidentiality agreement with the Company. Mr. Hall participates in the employee benefits programs offered by us to our employees generally and participates in the Executive Severance Plan.

E. Yuri Hermida

We have an offer letter with Mr. Hermida dated September 26, 2022 (the “Hermida Offer Letter”) pursuant to which Mr. Hermida originally served as our Chief Growth Officer. Mr. Hermida has since been promoted to President. The Hermida Offer Letter provides for a base salary that may be increased annually based on merit. See the “Summary Compensation Table” above for Mr. Hermida’s base salary for fiscal 2023. Pursuant to the Hermida Offer Letter, Mr. Hermida is entitled to participate in the Annual Incentive Plan at a target rate of 100% of his annual eligible base salary and in the Company’s 2023 long-term incentive program at 200% of his annual base compensation, which awards were granted February 10, 2023. Additionally, the Hermida Offer letter provided for a sign-on, performance based cash bonus of $1,100,000 payable on June 1, 2023, if the Company was on-track to meet or exceed the threshold net sales and adjusted EBITDA performance metrics established by the Compensation Committee under the Annual Incentive Plan for fiscal 2023 and the new-hire IPO PSU and Annual RSU awards described above under “Equity Compensation,” in each case, to compensate Mr. Hermida for awards forgone when he left his prior company. The performance based cash bonus was paid on June 1, 2023 because the criteria for payment had been met. See the “Outstanding Equity Awards” table above for a summary of Mr. Hermida’s outstanding equity incentive awards as of December 30, 2023 and “Potential Payments upon Termination of Employment or Change in Control” below for more information about the treatment of Mr. Hermida’s outstanding equity awards in connection with his termination under certain circumstances.

Mr. Hermida participates in the employee benefits programs offered by us to our employees generally and participates in the Executive Severance Plan.

Kirk A. Jensen

We have an offer letter with Mr. Jensen dated April 29, 2018 (the “Jensen Offer Letter”) pursuant to which Mr. Jensen joined our Company as our Chief Supply Chain Officer. Mr. Jensen now serves as our Chief Operating Officer. The Jensen Offer Letter provides for a base salary that may be increased annually based on merit. See the “Summary Compensation Table” above for Mr. Jensen’s base salary for fiscal 2023. Pursuant to the Jensen Offer Letter, Mr. Jensen is entitled to participate in the Annual Incentive Plan at a target rate of 50% of his annual eligible base salary, which has since been increased to 75%. Mr. Jensen received a grant of 2,500 Incentive Units under the 2017 Plan pursuant to a separate Incentive Unit award agreement. See the “Outstanding Equity Awards” table above for a summary of Mr. Jensen’s outstanding equity incentive awards as of December 30, 2023 and “Potential Payments upon Termination of Employment or Change in Control” below for more information about the treatment of Mr. Jensen’s outstanding equity awards in connection with his termination under certain circumstances.

Mr. Jensen participates in the employee benefits programs offered by us to our employees generally and participates in the Executive Severance Plan, as augmented by a letter agreement with Mr. Jensen dated March 14, 2022. Pursuant to the Executive Severance Plan as augmented by the letter agreement, if Mr. Jensen’s employment is involuntarily terminated by the Company at any time other than within 18 months following a “change in control” (as defined in the Executive Severance Plan), Mr. Jensen is eligible to receive (i) the continued payment of his base salary for a period of one year, (ii) an amount equal to 1.0 times his annual target bonus for the year of termination, (iii) a pro-rata portion of his annual bonus based on Company performance in the fiscal year of his termination, (iv) payment of the annual bonus earned for the completed fiscal year prior to the fiscal year of his termination (to the extent unpaid) and (v) up to 1 year of continued health benefits. For more information about the severance amounts payable to Mr. Jensen, see “Executive Severance Plan” below.

Risa Cretella

We have an offer letter with Ms. Cretella dated March 7, 2018 (the “Cretella Offer Letter”) pursuant to which Ms. Cretella joined the Company as our General Manager, Rao’s Specialty Foods. Ms. Cretella now serves as our Chief Sales Officer. The Cretella Offer Letter provides for a base salary that may be increased annually based on merit. See the “Summary Compensation Table” above for Ms. Cretella’s base salary for fiscal 2023. Pursuant to the Cretella Offer Letter, Ms. Cretella is entitled to participate in the Annual Incentive Plan at a target rate of 50% of her annual eligible base salary, which has since been increased to 75%, and Ms. Cretella received a grant of 2,000 Incentive Units under the 2017 Plan pursuant to a separate Incentive Unit award agreement. See the “Outstanding Equity Awards” table above for a summary of Ms. Cretella’s outstanding equity incentive awards as of December 30, 2023, and “Potential Payments upon Termination of Employment or Change in Control” below for more information about the treatment of Ms. Cretella’s outstanding equity awards in connection with her termination under certain circumstances.

Ms. Cretella participates in the employee benefits programs offered by us to our employees generally and participates in the Executive Severance Plan.

Outstanding Equity Awards at fiscal year end

The following table sets forth certain information with respect to outstanding stock awards granted to our NEOs as of December 30, 2023, our 2023 fiscal year end. As of December 30, 2023, we have not granted stock options.

Stock Awards
					Equity Incentive
			Market	Equity Incentive	Plan Awards:
		Number of	Value of	Plan Awards:	Market or Payout
		Shares or	Shares or	Number of Unearned	Value of Unearned
		Units of Stock	Units of Stock	Shares, Units or	Shares, Units or
		That Have	That Have	Other Rights That	Other Rights That
	Grant Date	Not Vested	Not Vested	Have Not Vested	Have Not Vested
Name		(#)	($)(1)	(#)	($)(1)
Todd R. Lachman	9/22/2021(2)	259,224(3)	5,710,705	252,789(4)	5,568,942
	9/23/2021	280,000(5)	6,168,400
	9/23/2021	280,000(6)	6,168,400
	1/13/2022	50,692(7)	1,116,745	228,118(8)	5,025,440
	2/10/2023	94,964(7)	2,092,057	284,892(8)	6,276,171
Christopher W. Hall	9/22/2021(2)	36,495(3)	803,985	30,431(4)	670,395
	9/23/2021	83,333(5)	1,835,826
	9/23/2021	83,333(6)	1,835,826
	1/13/2022	14,144(7)	311,592	84,864(8)	1,869,554
	6/7/2023	21,378(7)	470,957	64,126(8)	1,412,916
E. Yuri Hermida	10/24/2022	238,267(9)	5,249,022
	10/24/2022	79,422(10)	1,749,667
	2/10/2023	31,654(7)	697,338	94,964(8)	2,092,057
	12/4/2023	4,562(11)	100,501
Kirk A. Jensen	9/22/2021(2)	35,544(3)	783,034	36,076(4)	794,754
	9/23/2021	31,250(5)	688,438
	9/23/2021	31,250(5)	688,438
	1/13/2022	42,432(7)	934,777	42,432(8)	934,777
	2/10/2023	14,388(7)	316,968	43,164(8)	950,903
Risa Cretella	9/22/2021(2)	32,211(3)	709,608	35,295(4)	777,549
	9/23/2021	22,916(5)	504,839
	9/23/2021	22,916(6)	504,839
	1/13/2021	23,337(7)	514,114	33,946(8)	747,830
	2/10/2023	21,582(7)	475,451	64,748(8)	1,426,398

(1)	The market value was determined based on a price of $22.03 per share, which was the closing price of our common stock on December 29, 2023, the last trading day of fiscal 2023.

(2)	On September 22, 2021, pursuant to restricted stock agreements of the same date, shares of restricted stock were distributed in connection with our IPO in respect of the incentive units previously awarded under the 2017 Plan.

(3)	Represents Performance-Based Restricted Stock that was distributed in connection with our IPO in respect of the Performance-Based Incentive Units previously awarded under the 2017 Plan, which were modified in February 2023. Such restricted stock vests on the earlier of (i) 50% on September 23, 2024 and 50% on September 23, 2025 and (ii) achievement of the applicable 3.0 or 4.0 MOIC vesting criteria, if earlier, subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.” The terms of such restricted stock provide that any such shares of restricted stock that do not vest will be forfeited to Sovos Brands Limited Partnership. For Mr. Lachman, includes 40,644 shares transferred to the Todd Lachman 2021 Family Trust for estate planning purposes.

(4)	Represents Performance-Based Restricted Stock that was distributed in connection with our IPO in respect of the Performance-Based Incentive Units previously awarded under the 2017 Plan and that, as of December 30, 2023, vests solely on the achievement of the 2.5, 3.0 or 4.0 MOIC vesting criteria, with linear interpolation between MOIC achievement levels, as described under “Equity Compensation – Restricted Stock” above. Based on our performance through December 30, 2023, which did not reach the 3.0 MOIC level, the number of shares set forth in this column assumes a payout at the 2.5 MOIC level, which we are treating as “threshold” under applicable SEC rules, and for Mr. Lachman includes 50,558 shares transferred to the Todd Lachman 2021 Family Trust for estate planning purposes. The actual payout may be zero or may be more than the amount reflected.

(5)	Represents IPO RSUs, which cliff vest on September 23, 2024, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(6)	Represents IPO PSUs as modified on February 10, 2023 to vest (i) 50% on September 23, 2024 and 50% on September 23, 2025, or (ii) upon achievement of the original vesting criteria, if earlier. The IPO PSUs are subject to continued employment on the applicable measurement date or vesting date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(7)	Represents Annual RSUs, which vest one-half on each of the first two anniversaries of the grant date, other than for Mr. Lachman whose Annual RSUs vest one-third on each of the first three anniversaries of the grant date, subject in each case to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(8)	Represents Annual PSUs that vest based on the Company’s total stockholder return as compared to the RTSR as measured on the third anniversary of the grant date, subject to continued service on such date except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.” Based on our performance through December 30, 2023, the number set forth in this column assumes a maximum payout of 200% of the target Annual PSU awards. The actual payout may be less than the amount reflected in the table. In the event the Company’s RTSR percentile ranking is 90th percentile, maximum performance is achieved and 200% of the target Annual PSUs vest.

(9)	Mr. Hermida received a new hire grant on October 24, 2022, consisting of 75% Annual RSUs. The Annual RSUs vest one-third on each of the first three anniversaries of the grant date. The Annual RSUs are subject to continued employment on the applicable measurement date or vesting date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(10)	Mr. Hermida received a new hire grant on October 24, 2022, consisting of 25% IPO PSUs. The IPO PSUs, as modified on February 10, 2023, vest (i) 50% on September 23, 2024 and 50% on September 23, 2025, or (ii) upon achievement of the original vesting criteria, if earlier. The IPO PSUs are subject to continued employment on the applicable measurement date or vesting date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

(11)	In connection with his promotion to President, Mr. Hermida received a grant of RSUs, which vest one-third on each of the first three anniversaries of the grant, subject to continued service on such date, except as otherwise provided below in “Potential Payments upon Termination of Employment or Change in Control.”

Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized in Vesting ($)
Todd R. Lachman	103,140	$2,082,325
Christopher W. Hall	24,877	$421,959
E. Yuri Hermida	79,422	$1,722,663
Kirk A. Jensen	54,985	$893,496
Risa Cretella	38,182	$666,348

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

As discussed above under “Employment Arrangements,” the Lachman Employment Agreement provides for certain severance payments in connection with Mr. Lachman’s termination under certain circumstances and the Executive Severance Plan (as augmented in the case of Mr. Jensen by his letter agreement) provides for certain severance payments in connection with the termination of our NEOs other than the CEO under certain circumstances. Additionally, each of the NEOs’ equity award agreements with the Company provide for the treatment of the outstanding Time-Based Restricted Stock, Performance-Based Restricted Stock, RSUs and PSUs in connection with certain termination scenarios and a change in control, as described below.

Executive Severance Plan

The Sovos Brands 2023 Amended and Restated Executive Severance Plan (as amended, the “Executive Severance Plan”) applies to our executive officers, other than Mr. Lachman, who is entitled to severance under his employment agreement, and Mr. Jensen, who is entitled to severance under the Executive Severance Plan as augmented by his letter agreement. All capitalized terms not defined in this section have the meanings set forth in the Executive Severance Plan.

Under the Executive Severance Plan, if an executive’s employment is terminated by the Company without Cause or the executive resigns with Good Reason, in each case, within 18 months of a change in control, the Company shall pay to the executive the following severance benefits:

-	an amount equal to the executive’s base salary, at the rate in effect on the date of termination, for a period of 18 months, payable in substantially equal installments in accordance with the Company’s regular payroll practices as in effect from time to time;

-	an amount equal to the executive’s Annual Target Bonus multiplied by 1.5 payable in substantially equal installments over a period of 18 months following such executive’s date of termination in accordance with the Company’s regular payroll practices as in effect from time to time;

-	the Pro-Rata Bonus, payable when the annual bonus would have otherwise been payable to the executive had his or her employment not terminated; and

-	to the extent that the executive timely elects continuation coverage under COBRA, reimbursement for the applicable COBRA premiums, if any, under the Company’s or its subsidiaries’, as applicable, medical, dental and vision plans for such executive and his or her eligible dependents until the earlier of (i) 18 months following such executive’s date of termination or (ii) until the executive obtains new employment that provides substantially similar medical, dental and vision coverage.

If an executive covered under the Executive Severance Plan is terminated by the Company without Cause before a change in control, the executive will be eligible to receive the following benefits instead of the benefits provided above:

-	an amount equal to the executive’s base salary, at the rate in effect on the date of termination, for a period of 12 months, payable in substantially equal installments in accordance with the Company’s regular payroll practices as in effect from time to time;

-	the Pro-Rata Bonus, payable when the annual bonus would have otherwise been payable to the executive had his or her employment not terminated; and

-	to the extent that the executive timely elects continuation coverage under COBRA, reimbursement for the applicable COBRA premiums, if any, under the Company’s or its subsidiaries’, as applicable, medical, dental and vision plans for such executive and his or her eligible dependents until the earlier of (i) 12 months following such executive’s date of termination or (ii) until the executive obtains new employment that provides substantially similar medical, dental and vision coverage.

As noted above with respect to Messrs. Lachman and Jensen, if a participant is party to an employment agreement, offer letter or other contractual arrangement with us that contains severance compensation that is more favorable than the severance compensation provided under the Executive Severance Plan, then the Executive Severance Plan is not applicable to such participant. In addition, if any of the payments or benefits provided for under our Executive Severance Plan together with any other payments or benefits would constitute “parachute payments” within the meaning of Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and could be subject to the related excise tax, the participant will receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the participant.

Treatment of Outstanding Equity Awards as of December 30, 2023

The terms of the applicable award agreements and, for the RSUs and PSUs, the 2021 Plan, as modified by any agreements with our NEOs as noted, provide for the following treatment of vested and unvested equity awards in connection with qualifying terminations of employment or a change in control.

Restricted Stock

In the event of a termination of Mr. Lachman’s employment without Cause, for Good Reason or due to his Death or Disability, Performance-Based Restricted Stock held by Mr. Lachman will remain outstanding and eligible to vest upon achievement of the applicable performance criteria; provided, however that the portion of the modified Performance-Based Restricted Stock that is eligible to time-vest as described in “Equity Compensation—Restricted Stock” above will accelerate and vest in full as of the date of such termination. In the event of a termination of Mr. Lachman’s employment for any reason other than a qualifying termination under the Lachman Employment Agreement, the unvested portion of the Performance-Based Restricted Stock is forfeited to Sovos Brands Limited Partnership. The vested portion of the Performance-Based Restricted Stock is forfeited in the event of (i) the termination of Mr. Lachman’s employment for cause, (ii) Mr. Lachman’s resignation when grounds for cause exist or (iii) Mr. Lachman’s breach of certain restrictive covenants following a termination of employment. The terms “Cause,” “Good Reason,” “Death,” and “Disability” as used in this paragraph are defined in the Lachman Employment Agreement.

For our other NEOs (other than Mr. Hermida who did not hold any restricted stock as of December 30, 2023), in the event of a termination of employment without cause, for good reason or due to their death or disability, the portion of the modified Performance-Based Restricted Stock that is eligible to time-vest as described in “Equity Compensation—Restricted Stock” above will (i) prior to a change in control, accelerate and vest pro-rata (and for Mr. Hall, plus one year of additional service credit), and (ii) upon or following a change in control, accelerate and vest in full as of the date of such termination. The term “cause” is as defined in the 2021 Plan and the term “good reason” is as defined in such restricted stock agreement. Except as described in the preceding sentence, in the event of a termination of employment for any reason, the unvested portion of the Performance-Based Restricted Stock is forfeited to Sovos Brands Limited Partnership pursuant to the terms of such Restricted Stock. The vested portion of the Performance-Based Restricted Stock is forfeited in the event of (i) the termination of employment for cause (as such term is defined in the award agreements), (ii) resignation when grounds for cause exist or (iii) breach of restrictive covenants following a termination of employment.

IPO Awards

In the event of a termination of Mr. Lachman without Cause, for Good Reason or due to his Death or Disability, all unvested IPO RSUs and all unvested IPO PSUs (as modified February 2023) granted to Mr. Lachman will accelerate and vest in full as of the date of such termination. The terms “Cause,” “Good Reason,” “Death,” and “Disability” as used in this paragraph are defined in the Lachman Employment Agreement.

For our other NEOs, in the event of a termination of employment without Cause, for Good Reason or due to Death or Disability, all unvested IPO RSUs and all unvested IPO PSUs (as modified February 2023) granted to such NEO will (i) prior to a change in control, accelerate and vest pro-rata (and for Mr. Hall, plus one year of additional service credit) and (ii) upon or following a change in control, accelerate and vest in full as of the date of such termination. “Cause,” “Good Reason,” “Death,” and “Disability” as used in this paragraph are defined in the applicable award agreements.

Treatment of Annual RSU and PSU Awards

Pursuant to the Company’s Annual RSU Award Agreement, upon termination for any reason or no reason, prior to a change in control (as defined in the 2021 Plan), any then unvested Annual RSUs are forfeited immediately, automatically and without consideration. Upon termination for Good Reason, by the Company without Cause or due to death or Disability, in each case, upon or following a change in control, all Annual RSUs vest on the officer’s termination date. Capitalized terms in this paragraph are defined in the Annual RSU Award Agreement.

Pursuant to the Company’s Annual PSU Award Agreement, upon termination of service for Good Reason, by the Company without Cause or due to death or Disability, in each case, following the first anniversary of the Date of Grant but before the consummation of a change in control, a pro-rata portion of the Service Condition is deemed satisfied based on a fraction, the numerator of which is the number of days from the Date of Grant until the officer’s termination date, and the denominator of which is the total number of days from the Date of Grant until the third anniversary of the Date of Grant. Accordingly, such pro-rata portion of the Annual PSUs remains outstanding and eligible to vest based on the Company’s performance (including 200% vesting if the Company’s RTSR percentile ranking is 90th percentile or more). Upon termination of service for Good Reason, by the Company without Cause or due to death or Disability, in each case, upon or following the consummation of a change in control, all of the Annual PSUs satisfy the Service Condition. Further, upon the consummation of a change in control prior to the third anniversary of the Date of Grant, a number of Annual PSUs become Earned PSUs (i.e. the Performance Condition is deemed met), equal to the greater of (i) the number of Annual PSUs that are Earned PSUs calculated as if the effective date of the change in control was the last day of the Performance Period and the price per share of Common Stock in connection with such change in control was the Company’s Ending Stock Price and (ii) the number of Target PSUs. Annual PSUs vest to the extent both the Service Condition and the Performance Condition are met or deemed met. All capitalized terms not defined in this section have the meanings set forth in the applicable award agreement. Capitalized terms in this paragraph are defined in the Annual PSU Award Agreement.

Quantification of Payments upon Termination of Change in Control

The following table provides information regarding certain potential payments that would have been made to the NEOs if the triggering event occurred on the last day of fiscal 2023, December 30, 2023, given compensation and service levels as of that date and, where applicable, based on the closing market price per share of the Company’s common stock on the last trading day of the fiscal year ($22.03 on December 29, 2023). Amounts actually received upon the occurrence of a triggering event will vary based on factors such as the timing during the year of such event, the market price of the Company’s common stock, and the officer’s compensation level. In accordance with the rules of the SEC, the Change in Control event reflected in the table below is a hypothetical Change in Control and is not necessarily indicative of the pending Merger with Campbell’s.

	Todd R. Lachman	Christopher W. Hall	E. Yuri Hermida	Kirk A. Jensen	Risa Cretella
Termination without Cause, prior to a Change in Control
Cash
Cash Severance	$2,931,250	$465,000	$550,000	$450,000	$450,000
Current year Pro-Rata AIP Payment(1)	$2,362,500	$697,500	$1,100,000	$675,000	$675,000
COBRA Reimbursement	$75,645	$34,146	$50,612	$50,294	$50,612
Equity
Restricted Stock	$5,710,705(2)	$765,859	$—	$518,074	$469,494
Restricted Stock Units	$6,168,400	$1,835,826	$—	$520,250	$381,506
Performance-Based Restricted Stock Units(3)	$6,168,400	$1,748,727	$895,725	$455,308	$333,883
Total	$23,416,900	$5,547,058	$2,596,337	$2,668,926	$2,360,495

Termination for Good Reason, prior to a Change in Control
Cash
Cash Severance	$2,931,250	$—	$—	$—	$—
Current Year Pro-Rata AIP Payment(1)	$2,362,500	$—	$—	$—	$—
COBRA Reimbursement	$75,645	$—	$—	$—	$—
Equity
Restricted Stock	$5,710,705(2)	$765,859	$—	$518,074	$469,494
Restricted Stock Units	$6,168,400	$1,835,826		$520,250	$381,506
Performance-Based Restricted Stock Units(3)	$6,168,400	$1,748,727	$895,725	$520,250	$381,506
Total	$23,416,900	$4,350,412	$895,725	$1,558,574	$1,232,506

Termination due to Death or Disability, prior to a Change in Control
Cash
Cash Severance	$—	$—	$—	$—	$—
Current year Pro-Rata AIP Payment(1)	$2,362,500	$—	$—	$—	$—
COBRA Reimbursement	$—	$—	$—	$—	$—
Equity
Restricted Stock	$5,710,705(2)	$765,859	$—	$518,074	$469,494
Restricted Stock Units	$6,168,400	$1,835,826	$—	$520,250	$381,506
Performance-Based Restricted Stock Units(3)	$6,168,400	$1,748,727	$895,725	$520,250	$381,506
Total	$20,410,005	$4,350,412	$895,725	$1,558,574	$1,232,506

Change in Control, without Termination of Employment
Cash
Cash Severance	$—	$—	$—	$—	$—
Current year Pro-Rata AIP Payment(1)	$—	$—	$—	$—	$—
COBRA Reimbursement	$—	$—	$—	$—	$—
Equity
Restricted Stock (4)	$9,452,368	$1,137,872	$—	$1,348,963	$1,319,751
Restricted Stock Units	$—	$—	$—	$—	$—
Performance-Based Restricted Stock Units	$—	$—	$—	$—	$—
Total	$9,452,368	$1,137,872	$—	$1,348,963	$1,319,751

Termination without Cause or for Good Reason, following a Change in Control (5)
Cash
Cash Severance	$4,112,500	$1,220,625	$1,650,000	$1,181,250	$1,181,250
Current year Pro-Rata AIP Payment(1)	$2,362,500	$697,500	$1,100,000	$675,000	$675,000
COBRA Reimbursement	$75,645	$51,218	$75,919	$75,441	$75,919
Equity
Restricted Stock	$13,221,371	$1,708,118	$—	$1,854,904	$1,758,258
Restricted Stock Units	$9,377,202	$2,618,376	$4,297,194	$1,940,182	$1,494,405
Performance-Based Restricted Stock Units	$17,470,010	$3,308,045	$3,841,724	$2,254,506	$1,924,056
Total	$46,619,228	$9,603,882	$10,964,837	$7,981,283	$7,108,888

Termination due to Death or Disability, following a Change in Control (5)
Cash
Cash Severance	$—	$—	$—	$—	$—
Current year Pro-Rata AIP Payment(1)	$2,362,500	$—	$—	$—	$—
COBRA Reimbursement	$—	$—	$—	$—	$—
Equity
Restricted Stock	$13,221,371	$1,708,118	$—	$1,854,904	$1,758,258
Restricted Stock Units	$9,377,202	$2,618,376	$4,297,194	$1,940,182	$1,494,405
Performance-Based Restricted Stock Units	$11,193,840	$3,308,045	$3,841,724	$2,254,506	$1,924,056
Total	$36,154,913	$7,634,539	$8,138,918	$6,049,592	$5,176,719

(1)	Pursuant to the terms of the Annual Incentive Plan, amounts included in this table in respect of the Pro Rata AIP would be paid in lieu of the amounts reported in the “Non-Equity Incentive Plan” and “Bonus” columns of the Summary Compensation table for fiscal 2023.

(2)	Amounts do not include 512,016 shares of restricted stock that would have remained outstanding upon termination on December 30, 2023. In the event of a termination of Mr. Lachman’s employment for Good Reason, by the Company without Cause or due to Mr. Lachman’s Death or Disability prior to a Change in Control, Restricted Stock that vests solely on the achievement of the 2.5, 3.0 or 4.0 MOIC vesting criteria, with linear interpolation between MOIC achievement levels, as described under “Equity Compensation – Restricted Stock” in CD&A, will remain outstanding with performance to be measured per the terms of the grant agreement.

(3)	Amounts do not include the following numbers of Annual PSUs that would have remained outstanding for each applicable NEO upon termination on December 30, 2023: Mr. Lachman – 149,098; Mr. Hall – 26,509; Mr. Jensen – 31,426; Ms. Cretella – 30,745. Upon termination of an NEO’s service for Good Reason, by the Company without Cause or due to the NEO’s death or Disability prior to a Change in Control, a pro-rata portion of any Annual PSU award granted more than one year prior to such event will remain outstanding with performance to be measured in accordance with terms of the award.

(4)	Amounts included do not reflect the terms of the Merger Agreement. The amounts included solely reflect the vesting of restricted stock based on the MOIC that would have been achieved upon the occurrence of merger at $22.03 per share, the closing market price per share of the Company’s common stock on the last trading day of fiscal 2023. In accordance with the terms of the Merger Agreement, the performance condition of Performance-Based Restricted Stock will be deemed met at the greater of actual performance and a 3.0 MOIC performance level. Additionally, any modified restricted stock will accelerate and vest upon the Merger.

(5)	Amounts are inclusive of, and not in addition to, amounts disclosed in connection with a Change in Control, without termination of employment.

COMPENSATION COMMITTEE Interlocks and insider participation

During fiscal 2023, William R. Johnson, Jefferson M. Case, David W. Roberts and Vijayanthimala (Mala) Singh each served on our Compensation Committee. During fiscal 2023, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board.

Director COMPENSATION

The Compensation Committee sets the compensation of our Board members. Similar to our executive compensation program, our director compensation program is also designed to attract and fairly compensate highly qualified, non-management directors to represent our stockholders on the Board and to act in the stockholders’ best interests. The Company believes that compensation for non-management directors should be competitive and should encourage ownership of the Company’s Common Stock through the payment of a portion of director compensation in equity. FW Cook, our independent compensation consultant, annually reviews and reports to the Compensation Committee how the Company’s director compensation practices compared to our compensation peers. The Board makes changes to its director compensation practices only upon the recommendation of the Compensation Committee.

In connection with our IPO, our Board approved our compensation program for non-employee directors as follows: cash fees of $100,000 per year (the “cash retainer”) and, if applicable, $25,000 per year for service as chair of a committee and $25,000 per year for service as chair of the Board, in each case, prorated for any partial periods of service. Subject to approval by the Board, non-employee directors are granted Director RSUs under the 2021 Equity Incentive Plan (or any successor plan) each year immediately following the annual meeting of our stockholders, with the number of shares subject to such award determined by dividing $100,000 by the fair market value of our common stock on the date of grant. Each annual equity grant will vest in full, subject to continued service on such date, upon the earlier of (x) one year from the date of grant and (y) immediately prior to our next annual meeting of stockholders. Additionally, each annual equity grant will accelerate and vest in full upon termination of the director’s service without cause (other than as a result of resignation as a member of the Board) or upon the director’s death or disability. In addition, the Board may elect to grant restricted stock units to newly appointed directors upon their appointment. Employees of Advent are not eligible to receive compensation under the program. As the CEO, Mr. Lachman does not receive any additional compensation for his services on the Board. In May 2023, the Committee re-weighted the overall compensation package to place a greater emphasis on equity compensation. The Committee decreased the annual board cash retainer from $100,000 to $80,000 and increased the annual RSU award from $100,000 to $120,000. Additionally, the Committee added a $75,000 additional equity retainer for the chair of the Board.

In March 2023, the Board established the Special Committee in connection with the potential transaction with Campbell’s and approved a $2,500 fee per meeting for each member of the Special Committee receiving compensation under the Non-Employee Director Compensation Program.

Mr. Graves received compensation from the Company pursuant to his consulting agreement, dated April 2022. Mr. Graves retired from the Board following the 2023 annual meeting of stockholders in June 2023.

The following table sets forth information concerning the compensation of our directors, other than Mr. Lachman, for fiscal 2023. None of the directors who are employed by us or by Advent received director compensation. Additionally, Mr. Roberts who was an employee of Advent through March 2023 has waived his compensation.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Position	($)(1)	($)(2)	($)(3)	($)
Tamer Abuaita	112,500	120,000	—	232,500
Jefferson M. Case	—	—	—	—
Robert L. Graves	92,422	100,000	91,667	284,089
William R. Johnson	137,500	195,000	—	332,500
Neha Mathur	—	—	—	—
David Roberts	—	—	—	—
Valarie Sheppard	137,500	120,000	—	257,500
Vijayanthimala (Mala) Singh	112,500	120,000	—	232,500

(1)	For all directors other than Mr. Graves, includes cash fees of $27,500 relating to service on the Special Committee in connection with the proposed merger with Campbell’s, as previously disclosed by the Company. For Mr. Graves, reflects a prorated amount for his board service through the 2023 annual meeting of stockholders held on June 7, 2023.

(2)	Represents the grant date fair value of time-based restricted stock unit awards (“Director RSUs”) granted to our non-employee directors as computed in accordance with FASB ASC Topic 718 excluding the effect of estimated forfeitures. The Director RSUs vest in full upon the earlier of (x) one year from the date of grant and (y) immediately prior to our 2024 annual meeting of stockholders, subject to continued service on such date except as described below.

Outstanding awards as of December 30, 2023, included:

•	For each of Mr. Abuaita, Ms. Sheppard and Ms. Singh, 6,413 Director RSUs;

•	For Mr. Graves, 5,344 RSUs granted pursuant to his consulting arrangement with the Company; and

•	For Mr. Johnson, 10,421 Director RSUs; 63,144 restricted shares of common stock subject to time-based vesting (a portion of which will vest on September 23, 2024 or September 23, 2025, if performance goals are not earlier achieved), 132,109 restricted shares of common stock subject to performance-based vesting, and 27,778 RSUs that vest on September 23, 2024.

Mr. Case, Ms. Mathur and Mr. Roberts held no outstanding awards on December 30, 2023.

(3)  For Mr. Graves, includes $91,667 for consultant services during fiscal 2023.

ITEM 12. SECURITY OWNERSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table shows information as of February 28, 2024, regarding the beneficial ownership of our common stock by: each person or group who is known by us to own beneficially more than 5% of our common stock; each member of our Board and each of our named executive officers; and all members of our Board and our executive officers as a group.      Amounts reported do not reflect the treatment of outstanding equity upon the consummation of the pending Merger with Campbell’s.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them

Percentage of beneficial ownership is based on 101,856,379 shares of common stock outstanding as of February 28, 2024. Unvested restricted common stock subject to forfeiture is deemed to be beneficially owned by the holders thereof. Unless otherwise indicated, the address for each holder listed below is 168 Centennial Parkway, Suite 200, Louisville, Colorado 80027.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Advent International L.P. (1)(2)	42,612,154	41.8%
Campbell’s (3)	34,448,203	33.8%
The Vanguard Group (4)	5,202,956	5.1%
Named Executive Officers and Directors
Todd R. Lachman (1)(5)	1,723,777	1.7%
Christopher Hall (6)	119,463	*
Risa Cretella	201,491	*
E. Yuri Hermida	58,605	*
Kirk A. Jensen (6)	253,620	*
William R. Johnson (1)(7)	1,396,539	1.4%
Tamer Abuaita (1)	7,122	*
Jefferson M. Case (8)	—	*
Neha U. Mathur (8)	—	*
David W. Roberts	—	*
Valarie L. Sheppard (1)	15,229	*
Vijayanthimala (Mala) Singh (1)	15,229	*
All executive officers and directors as a group (15 persons)	4,007,151	3.9%

*Beneficial ownership of less than 1%.

(1)	Advent and its affiliated funds (“Advent Funds”) and each of the Company’s directors who hold shares of common stock each entered into separate Voting Agreements with the Company, dated as of August 7, 2023, pursuant to which they each agreed, among other things, to vote the shares of common stock over which they have voting power to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, at the Company’s special meeting of stockholders held to approve the Merger, which occurred on October 16, 2023, and not to transfer such shares of common stock. The Voting Agreement terminates upon the earliest to occur of (i) the consummation of the Merger, (ii) the termination of the Merger Agreement, (iii) mutual written agreement of each party to the Voting Agreement, (iv) the effectiveness of any Adverse Amendment (as defined in the agreement) or (v) the occurrence of any Adverse Recommendation with respect to an Intervening Event (as such terms are defined in the agreement). For more detail on the terms of the Voting Agreement, see the Company’s Definitive Merger Proxy Statement relating to the Merger, filed with the SEC on September 13, 2023.

(2)	Reflects beneficial ownership by Advent International L.P. as of December 31, 2023, as reported on Schedule 13G filed with the SEC on February 14, 2024, reporting sole voting and dispositive power over 42,612,154 shares. The business address of this entity is Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199-8069.

(3)	Reflects beneficial ownership by Campbell’s as of August 8, 2023, as reported on Schedule 13D filed with the SEC on August 8, 2023, in connection with the execution of voting agreements relating to the company’s pending merger with Campbell’s, which reported shared voting power over 34,448,203 shares. The business address of this entity is One Campbell Place, Camden NJ 08103.

(4)	Reflects beneficial ownership by the Vanguard Group as of December 31, 2023, as reported on Schedule 13G filed with the SEC on February 13, 2024, reporting sole voting and dispositive power over 5,354,289 shares. The business address of this entity is 100 Vanguard Blvd Malvern, PA 19355.

(5)	Includes 639,392 shares of restricted common stock. Also includes 202,980 shares of common stock and 131,848 shares of restricted common stock held by the Todd Lachman 2021 Family Trust.

(6)	Includes 107,166 shares of restricted common stock.

(7)	Includes 195,253 shares of restricted common stock.

(8)	Excludes shares held by Advent Funds. Mr. Case and Ms. Mathur disclaim beneficial ownership of the shares held by the Advent Funds, except to the extent of their respective pecuniary interest therein, if any.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding shares outstanding and available for issuance under our existing equity incentive plans as of December 30, 2023, the end of our last fiscal year:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (c)
Equity compensation plans approved by security holders	2,916,608(1)	N/A	6,269,641(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,916,608	N/A	6,269,641

(1)	Includes 2,159,795 shares underlying RSUs and 756,813 shares underlying PSUs (at target for PSUs that can vest greater than 100%), in each case, granted under the 2021 Plan. The Company has not since the IPO issued and will not in the future issue awards under the 2017 Plan. See “Equity Compensation—Restricted Stock” above for more information.

(2)	The maximum number of shares issuable under the 2021 Plan is 9,739,244.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Service and Vendor Related Agreements

Morning Fresh Dairy Farm, LLC (“Morning Fresh”) is an entity owned and controlled by Robert L. Graves, who served on our Board of Directors in 2023 until our 2023 annual meeting.

Morning Fresh regularly purchases inventory from the Company for sale to its customers. Sales of inventory to Morning Fresh totaled $0.5 million during fiscal 2023. On January 1, 2018, Morning Fresh and the Company entered into a supply and water discharge agreement (the “Milk Supply and Water Discharge Agreement”) with a base term ending December 31, 2027, with the option available for extension for a total of 15 additional two-year periods. Four years’ advance written notice is required for either party to terminate the Milk Supply and Water Discharge Agreement. Pursuant to the Milk Supply and Water Discharge Agreement, the Company regularly purchases milk from Morning Fresh for use in our manufacturing processes and repays Morning Fresh for certain capital improvements undertaken at its facilities at our behest, and Morning Fresh accepts treated water produced in connection with our yogurt production on a daily basis. The Company has agreed to accept up to 3,650,000 gallons of milk, as determined by Morning Fresh, and to pay approximately $0.4 million ($33,000 monthly) for such capital improvements each year for the duration of the Milk Supply and Water Discharge Agreement. Further, milk purchased pursuant to the Milk Supply and Water Discharge Agreement is priced on a month-to-month basis based on the USDA’s Central Federal Order No. 32 for Class II milk, plus surcharges and premiums, and the published Dairy Farmers of America bill for that month. As of December 30, 2023, the Company had future commitments to purchase approximately $31.9 million of milk from Morning Fresh, approximated at current market price. The Company paid entities affiliated with Robert L. Graves approximately $8.0 million under the Milk Supply and Water Discharge Agreement in fiscal 2023.

In addition, we apply the majority of our solid waste from our Colorado facility to the adjoining farmland, which is owned by Mr. Graves, under a beneficial use determination.

Lease Agreements

On November 20, 2014, Morning Fresh and the Company entered into a lease agreement, as amended and restated effective as of January 1, 2018, and further amended as of September 19, 2023 (the “Facilities Lease Agreement”) and a ground lease agreement, as amended and restated effective as of January 1, 2018 (the “Ground Lease Agreement”). The Facilities Lease Agreement and the Ground Lease Agreement each expire on December 31, 2027, with the option available for extension for a total of 15 additional two-year extensions. Four years’ advance written notice is required for the Company to terminate the Facilities Lease Agreement, and the Company may terminate the Ground Lease Agreement with six months’ advance written notice or, if the Facilities Lease Agreement terminates, with delivery of written notice. The Facilities Lease Agreement contains an ongoing right of first offer for the Company to purchase all or any portion of the property and an option for the Company to purchase the manufacturing facility on or before December 31, 2029 for $4.6 million. The rent for both the Facilities Lease Agreement and the Ground Lease Agreement is subject to annual increases. The Company paid a total of $0.9 million to Morning Fresh under the Facilities Lease Agreement and the Ground Lease Agreement during fiscal 2023.

Other

The Company pays legal and tax compliance expenses on behalf of Sovos Brands Limited Partnership, which was the Company’s ultimate parent prior to its IPO, and carries a balance within accounts receivables that reflect the amount. In fiscal 2023 the Company incurred $0.2 million of such expenses and was paid $0.1 million by the Limited Partnership, reducing its receivable balance to $0.1 million at December 30, 2023.

Policies for Approval of Related Person Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification by the Audit Committee of related person transactions. This policy covers, with certain exceptions consistent with Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has or will have a direct or indirect material interest in such transaction. A related person includes (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of the foregoing. In reviewing and approving any related person transaction, our Audit Committee considers all of the relevant facts and circumstances, and consideration of various factors enumerated in the policy.

Director Independence

Our Board is currently composed entirely of independent directors other than Mr. Lachman, our Founder, and CEO. Specifically, our Board has affirmatively determined, at the recommendation of our Governance Committee, that each of Mr. Johnson, Mr. Abuaita, Mr. Case, Ms. Mathur, Mr. Roberts, Ms. Sheppard and Ms. Singh qualifies as independent in accordance with the Nasdaq corporate governance rules for purposes of their service on the Board and each of the committees on which they serve, as applicable. In making this determination, the following relationships were considered: with respect to Mr. Case, his service as a managing director and various other positions at Advent; with respect to Ms. Mathur, her service as a Vice President at Advent; with respect to Mr. Roberts, his employment at Advent through March 2023; and with respect to Mr. Johnson, his service as an operating partner of Advent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, incurred by us for each of the last two fiscal years for audit services, and incurred by us in each of the last two fiscal years for other services:

Fee Category	2023	2022
Audit Fees	$1,798,000	$1,079,347
Audit-Related Fees	273,081	201,003
Tax Fees	343,395	316,791
Total Fees	$2,414,476	$1,597,141

Audit Fees

Audit fees consist of professional services rendered for the annual audit of consolidated financial statements for the year ended December 30, 2023, and incremental unbilled expenses from fiscal 2022; and professional services rendered for the quarterly reviews and annual audit of consolidated financial statements for the year ended December 31, 2022.

Audit-Related Fees

Audit-related fees consist of review of our Registration Statement on Form S-3 and related underwriter comfort letter procedures in connection with our follow-on offering and oversight of the review of workpapers for the merger with Campbell’s for the year ended December 30, 2023; and review of our Registration Statements on Forms S-1 and S-3 and related underwriter comfort letter procedures in connection with our follow-on offerings, and work related to goodwill impairment testing and hedge accounting analysis for the year ended December 31, 2022.

Tax Fees

Tax fees consist of professional services rendered for the years ended December 30, 2023, and December 3, 2022.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is exclusively authorized and directed to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. In connection with approval of any permissible tax services and services related to internal control over financial reporting, the Audit Committee will discuss with the independent auditor the potential effects of such services on the independence of the auditor. The Audit Committee has delegated authority to the Chair of the Committee to approve services by the independent auditor, provided that the aggregate expected fees for such services does not exceed $250,000 between committee meetings (it being understood that the Chair will report any such approval of services to the full Committee at its next meeting).

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Schedules

No financial statement or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

2. Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
No.	Document
2.1	Agreement and Plan of Merger, dated August 7, 2023, by and among Sovos Brands, Inc., Campbell Soup Company and Premium Products Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 7, 2023).
3.1	Amended and Restated Certificate of Incorporation of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
3.2	Amended and Restated Bylaws of Sovos Brands, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
4.1	Form of Certificate of Common Stock of Sovos Brands, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on August 27, 2021).
4.2	Registration Rights Agreement dated as of September 23, 2021, by and among Sovos Brands, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on November 9, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 on Form 10-K/A filed on March 21, 2022).
10.1	First Lien Credit Agreement, dated as of June 8, 2021, by and among Sovos Brands Intermediate, Inc., Sovos Brands Holdings, Inc., the financial institutions party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 27, 2021).
10.2	Second Lien Credit Agreement, dated as of June 8, 2021, by and among Sovos Brands Intermediate, Inc., Sovos Brands Holdings, Inc., the financial institutions party thereto and Owl Rock Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed on August 27, 2021).
†10.3	Employment Agreement, dated as of January 14, 2017, between Grand Prix Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on August 27, 2021).

†10.4	Amendment to the Employment Agreement, dated as of September 1, 2021, between Sovos Brands Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed on September 9, 2021).
†10.5	Sovos Brands Limited Partnership 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on August 27, 2021).
†10.6	Amendment No. 1 to Sovos Brands Limited Partnership 2017 Equity Incentive Plan, dated as of February 10, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on August 27, 2021).
†10.7	Sovos Brands, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on September 9, 2021).
†10.8	Sovos Brands, Inc. 2021 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on August 27, 2021).
†10.9	Sovos Brands, Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed on August 27, 2021).
†10.10	Incentive Unit Grant Agreement, dated as of June 7, 2017, between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed on August 27, 2021).
†10.11	Incentive Unit Grant Agreement, dated as of August 29, 2017, between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on August 27, 2021).
†10.12	Incentive Unit Grant Agreement, dated as of May 1, 2019 between Sovos Brands Limited Partnership and Todd R. Lachman (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 filed on August 27, 2021).
†10.13	Incentive Unit Grant Agreement, dated as of November 14, 2019 between Sovos Brands Limited Partnership and Chris Hall (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on September 9, 2021).
†10.14	Form of Amendment to the Incentive Unit Grant Agreement between Sovos Brands Limited Partnership and certain of its officers and directors (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on September 9, 2021).
†10.15	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on September 9, 2021).
†10.16	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on November 9, 2021).
†10.17	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on November 9, 2021).

†10.18	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 9, 2021).
†10.19	Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and directors(incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on November 9, 2021).
†10.20	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q filed on November 9, 2021).
†10.21	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Christopher W. Hall (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on November 9, 2021).
†10.22	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on November 9, 2021).
†10.23	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on November 9, 2021).
†10.24	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 15, 2022).
†10.25	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A filed on September 9, 2021).
†10.26	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (IPO Grants) (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A filed on September 9, 2021).
†10.27	Form of Executive Officer and Director Indemnification Agreement for Sovos Brands, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on August 27, 2021).
†10.28	Letter Agreement dated March 14, 2022 between Sovos Brands Intermediate, Inc. and Kirk Jensen (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 15, 2022).
†10.29	Form of Restricted Stock Agreement between Sovos Brands, Inc. and certain of its directors (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q filed on August 3, 2022).

†10.30	Letter Agreement dated June 15, 2022 between Sovos Brands, Inc. and Tamer Abuaita (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed on August 3, 2022).
†10.31	Incentive Unit Grant Agreement, dated as of June 4, 2018, between Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2023).
†10.32	Incentive Unit Grant Agreement, dated as of May 1, 2019, between Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2023).
†10.33	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 10, 2023).
†10.34	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 10, 2023).
†10.35	February 2023 Form of Notice of Modification of Vesting Terms of Restricted Stock Agreement among Sovos Brands, Inc., Sovos Brands Limited Partnership and certain of its officers and a director (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 10, 2023).
†10.36	February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership, Todd R. Lachman, and Christine R. Lachman and The St. Louis Trust Company, as trustees of the Todd Lachman 2021 Family Trust (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 10, 2023).
†10.37	February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Kirk A. Jensen (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 10, 2023).
†10.38	February 2023 Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and William R. Johnson (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 10, 2023).
†10.39	February 2023 Form of Notice of Modification of Vesting Eligibility re: Performance-Based Restricted Stock Units granted by Sovos Brands, Inc. to its officers under the Sovos Brands, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 10, 2023).
†10.40	Offer Letter, dated as of April 29, 2018, between Sovos Brands and Kirk A. Jensen (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 10, 2023).

†10.41	Offer Letter, dated as of September 26, 2022, between Sovos Brands, Inc. and E. Yuri Hermida (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2023).
†10.42	Sovos Brands, Inc. Severance Plan for Executives (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on May 10, 2023).
10.43	Amendment No. 1 to First Lien Credit Agreement, dated as of June 28, 2023, by and among Sovos Brands Intermediate, Inc. and Credit Suisse AG, Cayman Island Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2023).
†10.44	Sovos Brands, Inc. Non-Employee Director Annual Compensation Policy, as amended effective on June 7, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2023).
†10.45	Second Amendment to the Employment Agreement, dated June 29, 2023, between Sovos Brands Intermediate, Inc. and Todd R. Lachman (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2023).
†10.46	Sovos Brands, Inc. Amended and Restated 2023 Severance Plan for Executives (effective July 21, 2023) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2023).
10.47	Voting Agreement, dated August 7, 2023, by and among certain funds associated with Advent International Corporation and Campbell Soup Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2023).
10.48	Form of Voting Agreement by and among certain directors of Sovos Brands, Inc. and Campbell Soup Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 7, 2023).
**†10.49	Form of Sovos Brands, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement
**†10.50	Incentive Unit Grant Agreement, dated as of June 4, 2018, between Sovos Brands Limited Partnership and Risa Cretella.
**†10.51	Incentive Unit Grant Agreement, dated as of May 1, 2019, between Sovos Brands Limited Partnership and Risa Cretella.
**†10.52	Restricted Stock Agreement, dated as of September 22, 2021 among Sovos Brands, Inc., Sovos Brands Limited Partnership and Risa Cretella.
**†10.53	Notice of Modification of Vesting Terms of Restricted Stock Agreement, dated as of September 22, 2021, among Sovos Brands, Inc., Sovos Brands Limited Partnership and Risa Cretella.
**21.1	List of subsidiaries.
**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.
**†97.1	Sovos Brands, Inc. Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*   Filed herewith.

** Previously filed or furnished with our Annual Report on Form 10-K filed on February 28, 2024.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovos Brands, Inc.

Date: March 11, 2024	By:	/s/ Christopher W. Hall

Name: Christopher W. Hall

Title: Chief Financial Officer

